Form 10-Q
period 1996-06-30
CORESTAFF INC
filed 1996-08-14
CIK 1000366

================================================================================


                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -------------------


(Mark One)
    [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       or

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to
                                          -----------   -----------

                         Commission File Number 0-26970

                             -------------------

                                COREStaff, Inc.
             (Exact name of Registrant as specified in its charter)

          Delaware                                  76-0407849
  (State of Incorporation)            (I.R.S. Employer Identification Number)


                              Five Post Oak Park
                      4400 Post Oak Parkway, Suite 1130
                             Houston, Texas 77027
                   (Address of Principal Executive Offices)
                                  (Zip Code)

                                (713) 961-3633
             (Registrant's telephone number, including area code)


                             -------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.        Yes  x         No
                                                     ----          ----

         As of the close of business on August 11, 1996, the Company had outstanding 20,367,333 shares of Common Stock, par value $0.01 per share, and 878,833 shares of Class B (non-voting) Common Stock, par value $0.01 per share.

================================================================================

                        CORESTAFF, INC. AND SUBSIDIARIES
                                     INDEX

                                                                           Page
                                                                           ----
PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements                                      3

           Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                             10

PART II.   OTHER INFORMATION

           Item 4.  Submission of Matters to a Vote of Security Holders      20

           Item 6.  Exhibits and Reports on Form 8-K                         20

                                    PART I

Item 1.    Financial Statements

                       CORESTAFF, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                                                  JUNE 30,       DECEMBER 31,
                                                                                    1996             1995
                                                                               -------------    -------------
                                    ASSETS                                       (Unaudited)
Current Assets:
   Cash and cash equivalents                                                   $       9,743    $       4,091
   Accounts receivable, net of allowance of $1,273 and $891                           83,545           54,453
   Prepaid expenses and other                                                          4,008            2,583
   Deferred income taxes                                                               2,156            1,740
                                                                               -------------    -------------
       Total current assets                                                           99,452           62,867
Fixed Assets, net                                                                     11,411            6,005
Intangible Assets, net of accumulated amortization of $5,471 and $2,906              143,037           81,277
Other Assets                                                                           2,323            2,221
                                                                               -------------    -------------
Total Assets                                                                   $     256,223    $     152,370
                                                                               =============    =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt                                        $         438    $       2,063
   Accounts payable                                                                   12,799            8,682
   Payroll and related taxes                                                          15,658            9,955
   Self-insurance reserve                                                              1,636            2,026
   Amounts due sellers of acquired companies                                             375            5,972
   Other current liabilities                                                             581              504
                                                                               -------------    -------------
      Total current liabilities                                                       31,487           29,202
Non-current Self-insurance Reserve                                                     2,961            3,461
Long-term Debt, net of current maturities                                                445           43,315
Deferred Income Taxes and Other                                                        1,757            1,227
Commitments and Contingencies
Stockholders' Equity:
   Preferred stock, par value $.01; 5,000,000 shares
         authorized; none issued                                                           -                -
   Common stock, par value $.01
      Common Stock - 40,000,000 shares authorized;
         21,051,333 and 17,495,444 shares issued                                         210              175
      Class B (non-voting) - 3,000,000 shares authorized;
         878,833 and 1,119,723 shares issued                                               9               11
   Additional paid-in capital                                                        208,244           70,637
   Retained earnings                                                                  12,125            5,420
                                                                               -------------    -------------
                                                                                     220,588           76,243
                                                                               -------------    -------------
   Less - 684,000 shares of common stock in treasury, at cost                           (188)            (188)
   Less - notes receivable from stockholders                                            (827)            (890)
                                                                               -------------    -------------
     Total stockholders' equity                                                      219,573           75,165
                                                                               -------------    -------------
Total Liabilities and Stockholders' Equity                                     $     256,223    $     152,370
                                                                               =============    =============

           See notes to unaudited consolidated financial statements.

                        CORESTAFF, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except per share amounts)


                                                        THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                             JUNE 30,                              JUNE 30,
                                                 ---------------------------------      ------------------------------
                                                     1996                1995              1996              1995
                                                 -------------        ------------      -----------       ------------
Revenues from Services                           $     134,159        $     76,775      $   237,545       $    146,246
Cost of Services                                       101,541              59,335          179,225            113,494
                                                 -------------        ------------      -----------       ------------
Gross Profit                                            32,618              17,440           58,320             32,752

Operating Costs and Expenses:
   Selling, general and administrative                  22,501              12,928           40,995             24,966
   Depreciation and amortization                         1,757                 922            3,139              1,799
                                                 -------------        ------------      -----------       ------------
                                                        24,258              13,850           44,134             26,765
                                                 -------------        ------------      -----------       ------------
Operating Income                                         8,360               3,590           14,186              5,987

Other Income (Expense):
   Interest expense                                     (1,542)             (1,557)          (2,827)            (2,801)
   Other, net                                              142                  (9)             203                  3
                                                 -------------        ------------      -----------       ------------
                                                        (1,400)             (1,566)          (2,624)            (2,798)
                                                 -------------        ------------      -----------       ------------
Income before Income Taxes                               6,960               2,024           11,562              3,189
Provision for Income Taxes                               2,922                 834            4,855              1,314
                                                 -------------        ------------      -----------       ------------
Net income                                       $       4,038        $      1,190      $     6,707       $      1,875
                                                 =============        ============      ===========       ============
Earnings per Common Share                        $        0.21        $       0.08      $      0.36       $       0.12
                                                 =============        ============      ===========       ============
Number of Shares Used to Compute
   Earnings per Common Share                            19,451              12,275           18,808             12,275
                                                 =============        ============      ===========       ============





           See notes to unaudited consolidated financial statements.

                       CORESTAFF, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                  -------------------------------
                                                                                      1996               1995
                                                                                  -----------        ------------
Cash Flows from Operating Activities:
   Net income                                                                     $     6,707        $      1,875
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                                      3,139               1,799
     Amortization of deferred loan costs                                                  177                 104
     Provision for doubtful accounts                                                      477                  38
     Deferred income taxes (benefit)                                                       44                (439)
     Self-insurance reserve                                                              (890)                593
     Loss on disposal of assets                                                           (29)                 -
     Changes in assets and liabilities net of effects of acquisitions:
         Accounts receivable                                                          (11,071)                 85
         Prepaid expenses and other                                                        24               1,243
         Accounts payable                                                                 631              (1,124)
         Accrued liabilities                                                              995               1,323
                                                                                  -----------        ------------
         Net cash provided by operating activities                                        204               5,497
                                                                                  -----------        ------------
Cash Flows from Investing Activities:
   Cash paid for acquisitions, net of cash acquired                                   (81,272)            (36,898)
   Capital expenditures                                                                (4,810)             (1,170)
   Payments received on shareholder notes                                                  63                  -
   Proceeds from sale of assets                                                            71                  -
   Other                                                                                    6                 (97)
                                                                                  -----------        ------------
         Net cash used in investing activities                                        (85,942)            (38,165)
                                                                                  -----------        ------------
Cash Flows from Financing Activities:
   Principal payments on long-term debt                                              (114,454)             (2,912)
   Net proceeds from issuance of long-term debt                                        68,204              26,105
   Net proceeds from issuance of senior subordinated debt                                   -               9,725
   Net proceeds from sale of preferred stock                                                -               2,047
   Net proceeds from sale of common stock                                             137,640                  -
   Repurchase of common stock                                                               -                (331)
                                                                                  -----------        ------------
         Net cash provided by financing activities                                     91,390              34,634
                                                                                  -----------        ------------
Net Increase in Cash and Cash Equivalents                                               5,652               1,966

Cash and Cash Equivalents at Beginning of Period                                        4,091               4,637
                                                                                  -----------        ------------
Cash and Cash Equivalents at End of Period                                        $     9,743        $      6,603
                                                                                  ===========        ============
Cash paid during the period for:
   Interest                                                                       $     2,890        $      3,228
   Income taxes                                                                   $     5,039        $      2,127



           See notes to unaudited consolidated financial statements.

                        CORESTAFF, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The consolidated financial statements of COREStaff, Inc. and its wholly-owned subsidiaries (the "Company") included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading. The consolidated financial statements reflect all elimination entries and adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods.

         The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1995.

2.       INCOME TAXES

         The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company's interim provisions for income taxes were computed using its estimated effective tax rate for the year.

3.       EARNINGS PER COMMON SHARE

         Earnings per common share were computed by dividing net income applicable to common stock (net income less preferred stock dividends in arrears applicable to the period) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period and the dilutive effect of common stock issued within one year prior to the Company's initial public offering in November 1995 (the "Initial Public Offering"). Common stock equivalents consisted of the number of shares issuable on exercise of the outstanding stock options less the number of shares that could have been purchased with the proceeds from the exercise of the options based on the average price of the common stock during the period. The dilutive effect of common stock issued within one year prior to the Initial Public Offering for the periods prior to issuance was determined in the same manner except that the Initial Public Offering price of $11.33 per share, which has been adjusted for the three-for-two stock split, was used for the repurchase price.

         Earnings per common share for the 1995 periods as shown in the accompanying statements of income were determined in the same manner as described above, except that the conversion of one-half of the preferred stock into common stock in November 1995 was assumed to have occurred as of the beginning of the periods. Net income applicable to common stock was increased by the dividends in arrears applicable to the preferred stock converted. Historical earnings per common share were $0.07 and $0.09 for the three and six months ended June 30, 1995, respectively. Net income applicable to

                        CORESTAFF, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -  (CONTINUED)


common stock was $0.8 million and $1.1 million for the three and six months ended June 30, 1995, respectively.

4.       ACQUISITIONS

         On January 9, 1995, the Company acquired Regency Staffing, Inc., a Florida-based support services company. The purchase price totaled $4.9 million, consisting of cash of $4.7 million paid to the sellers and direct acquisition costs of $0.2 million. The sellers may also receive contingent payments of up to $1.8 million based on the increase in earnings before interest and taxes ("EBIT"), as defined. Payment of contingent consideration will increase the amount of goodwill related to the acquisition.

         On April 9, 1995, the Company acquired Tri-Starr Services, Inc. and an affiliate, both of which are Texas-based support services companies. The purchase price totaled $12.0 million, consisting of cash of $6.0 million paid to the sellers at closing and the remainder paid in February 1996.

         On June 30, 1995, the Company acquired Cutler-Williams Incorporated, a Texas-based information technology services company. The purchase price totaled $28.3 million, consisting of (i) cash of $25.6 million paid to the sellers, (ii) interest-bearing notes of $2.0 million, which were paid in June 1996, and (iii) direct acquisition costs of $0.7 million.

         During 1995, the Company also acquired substantially all of the assets of two small support services companies (Friends & Company of Phoenix and CTS Personnel Services, Inc.) and one small physical therapy company (Occupational Therapy Contract Services, Inc.). The purchase price for these companies totaled $0.6 million.

         On January 4, 1996, the Company acquired substantially all of the assets of Taylor Temporary Services, Inc., a North Carolina-based support services company, for $3.5 million in cash. The seller is also entitled to contingent consideration of up to $0.6 million based on the increase in EBIT, as defined. Payment of contingent consideration will increase the amount of goodwill related to the acquisition.

         On January 31, 1996, the Company acquired Datronics Management, Inc., a New York-based information technology services company, and its United Kingdom affiliate, Datronics U.K. Limited, for $17.5 million in cash.

         On February 12, 1996, the Company acquired substantially all of the assets of Richard Keith Enterprises, Inc. and Provincial Staffing Services, Inc., Colorado-based support services companies, for $5.9 million in cash. The sellers are also entitled to contingent consideration of up to $3.2 million based on the increase in EBIT, as defined. Payment of contingent consideration will increase the amount of goodwill related to the acquisition.

         On April 2, 1996, the Company acquired Regal Data Systems, Inc., a New Jersey-based information technology services company, for $21.8 million in cash. The sellers are also entitled to contingent consideration of up to $1.0 million based on the increase in EBIT, as defined. Payment of contingent consideration will increase the amount of goodwill related to the acquisition.

                        CORESTAFF, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -  (CONTINUED)


         On April 23, 1996, the Company acquired Leafstone, Inc., a New York-based support services company, for $11.8 million in cash. The sellers are also entitled to contingent consideration of up to $4.0 million based on the increase in EBIT, as defined. Payment of contingent consideration will increase the amount of goodwill related to the acquisition.

         On June 12, 1996, the Company acquired Data Aid, Inc., an Alabama-based information technology services company, for $18.9 million in cash. The sellers are also entitled to contingent consideration of up to $7.3 million based on the increase in EBIT, as defined. Payment of contingent consideration will increase the amount of goodwill related to the acquisition.

         All of the acquisitions made by the Company have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired companies are included in the Company's consolidated results of operations from the date of acquisition.

         The following unaudited pro forma results of operations have been prepared assuming the acquisitions described above and the conversion of one-half of the preferred stock into common stock in November 1995 had occurred as of the beginning of the periods presented. The unaudited pro forma operating results are not necessarily indicative of future operating results nor of operating results that would have occurred had these acquisitions been consummated as of the beginning of the periods presented.

                                            SIX MONTHS ENDED
                                                JUNE 30,
                                         1996              1995
                                      ----------       -------------
                                          (in thousands, except
                                            per share amounts)
Revenues                              $  272,503       $     237,303
Net income                            $    6,753       $       2,246
Earnings per common share             $     0.36       $        0.15

5.       LONG-TERM DEBT

         At June 30, 1996, the Company had no outstanding borrowings under its $130 million senior revolving credit agreement (the "Credit Agreement"). Borrowings under the Credit Agreement bear interest, at the Company's option, at LIBOR or the bank's base rate, plus the applicable margin. A commitment fee of 0.25% (0.375% if the leverage ratio, as defined, is greater than 2 to 1) is payable on the unused portion of the commitment.

6.       STOCKHOLDERS' EQUITY

         On March 4, 1996, the Board of Directors authorized a three-for-two stock split, effected in the form of a stock dividend, payable to stockholders of record on March 14, 1996. All references in the financial statements to number of shares outstanding and related prices and per share amounts have been

                        CORESTAFF, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -  (CONTINUED)


restated to reflect the split. The stock split resulted in the issuance of approximately 6.0 million new shares of common stock and a reclassification of $0.1 million from retained earnings to common stock representing the par value of the shares issued.

         In May 1996, the Company completed a public offering of 5.6 million shares of its common stock (3.3 million shares sold by the Company and the remainder by certain selling stockholders) at $43.75 per share. Net proceeds to the Company were approximately $137.5 million, of which $111.5 million was used to repay borrowings under the Credit Agreement.

7.       SUBSEQUENT EVENTS

         During the period from July 1, 1996 through August 11, 1996, the Company acquired two businesses. The aggregate purchase price totaled $7.0 million, consisting of cash of $6.8 million paid to the sellers and an interest-bearing note of $0.2 million. The sellers are also entitled to contingent consideration of up to $1.6 million based on the increase in EBIT, as defined. Payments of contingent consideration will increase the amount of goodwill related to the acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements.

INTRODUCTION

    The Company's growth since its inception in July 1993 has been primarily through the acquisition of businesses in the staffing services industry and subsequent internal growth. The Company provides its services through two primary operating groups: the Support Services Group and the Information Technology Services Group. The Company also provides specialized services such as physical therapy and technical communications outsourcing through its Niche Development Services Group. Through June 30, 1996, the Company had completed 18 acquisitions consisting of ten support services businesses, five information technology businesses, and three physical therapy businesses. These acquisitions were primarily of businesses having long-standing operating histories and well-established infrastructures.

    The Support Services Group, currently the Company's largest operating group, accounted for 55.7% and 48.9% of the Company's pro forma consolidated revenues and gross profit, respectively, for the six months ended June 30, 1996. The Information Technology Services Group accounted for 42.3% and 48.9% of the Company's pro forma consolidated revenues and gross profit, respectively, for the first half of 1996. Management believes that the Information Technology Services sector generally offers greater growth opportunities and higher bill rates and gross margins compared with traditional support services. The Company believes that the revenues and gross profit contributed by its Information Technology Services Group will continue to increase as a percent of total revenues due to the more rapid growth of this sector and the Company's focus on acquiring businesses in this sector.

    All acquisitions of the Company have been accounted for using the purchase method of accounting and, accordingly, the historical Consolidated Financial Statements of the Company include the operating results of the acquired businesses from the date of acquisition. The Company's historical consolidated operating results have been significantly affected by the number, timing, and size of the acquisitions. Accordingly, pro forma financial data are provided herein for a more meaningful period-to-period comparison of the Company's operating results.

    The pro forma financial data have been prepared and included herein to give effect to the following acquisitions as if they occurred at the beginning of the periods presented: (i) Friends & Company of Phoenix ("Friends & Company") acquired in January 1995; (ii) Regency Staffing, Inc. ("Regency") acquired in January 1995; (iii) CTS Personnel Services ("CTS") acquired in March 1995; (iv) Tri-Starr Services, Inc. and Tri-Starr Personnel, Inc. (together, "Tri-Starr") acquired in April 1995; (v) Cutler-Williams Incorporated ("Cutler-Williams") acquired in June 1995; (vi) Occupational Therapy Contract Services, Inc. ("OTCS") acquired in August 1995; (vii) Taylor Temporary Services, Inc. ("Taylor") acquired in January 1996; (viii) Datronics Management, Inc. and Datronics U.K. Limited (together, "Datronics") acquired in January 1996; (ix) Richard Keith Enterprises and Provincial Staffing Services, Inc. (together, "Richard Keith") acquired in February 1996; (x) Regal Data Systems, Inc. ("Regal") acquired in April 1996; (xi) Leafstone, Inc. ("Leafstone") acquired in April 1996; and (xii) Data Aid, Inc. ("Data Aid") acquired in June 1996 (all such acquisitions are collectively referred to as the "Acquisitions"). The pro forma financial data are not necessarily indicative of results of operations that would have occurred had the Acquisitions been consummated as of the beginning of the periods presented or that might be attained in the future.

RESULTS OF OPERATIONS

                                                     HISTORICAL                                    PRO FORMA
                                   -----------------------------------------   -----------------------------------------
                                           THREE MONTHS ENDED JUNE 30,                 THREE MONTHS ENDED JUNE 30,
                                   -----------------------------------------   -----------------------------------------
                                           1996                  1995                   1996                   1995
                                   ------------------     ------------------   --------------------    -----------------
                                                                     (dollars in thousands)
 Revenues from services:
  Support services                 $ 75,831     56.5%     $57,591      75.0%   $ 78,793       55.6%    $ 70,234    58.3%
  Information technology services    55,549     41.4       16,278      21.2      60,046       42.4       47,438    39.3
  Niche development services          2,779      2.1        2,906       3.8       2,779        2.0        2,906     2.4
                                   --------    -----      -------     -----    --------      -----     --------   -----
     Total                         $134,159    100.0%     $76,775     100.0%   $141,618      100.0%    $120,578   100.0%

 Gross profit:
  Support services                 $ 16,245     49.8%     $12,517      71.8%   $ 16,858       48.5%    $ 14,960    50.2%
  Information technology services    15,632     47.9        4,192      24.0      17,158       49.4       14,089    47.3
  Niche development services            741      2.3          731       4.2         741        2.1          731     2.5
                                   --------    -----      -------     -----    --------      -----     --------   -----
     Total                         $ 32,618    100.0%     $17,440     100.0%   $ 34,757      100.0%    $ 29,780   100.0%

 Gross margin:
  Support services                     21.4%                 21.7%                 21.4%                   21.3%
  Information technology services      28.1                  25.8                  28.6                    29.7
  Niche development services           26.7                  25.2                  26.7                    25.2
  Consolidated                         24.3                  22.7                  24.5                    24.7

 Operating income                  $  8,360               $ 3,590              $  8,792                $  7,644

 Net income                        $  4,038               $ 1,190              $  4,178                $  2,221

         COMPARISON OF HISTORICAL OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1996 WITH THE THREE MONTHS ENDED JUNE 30, 1995

    SUMMARY. Revenues, gross profit and net income of the Company for the current quarter increased $57.4 million (74.7%), $15.2 million (87.0%) and $2.8 million (239.3%), respectively, compared with the second quarter of 1995.
These improvements were due to the effects of the Acquisitions discussed above and the internal growth of the Company.

    SUPPORT SERVICES GROUP. Revenues and gross profit for the current quarter increased by $18.2 million (31.7%) and $3.7 million (29.8%), respectively, compared with the second quarter of 1995. These improvements were primarily due to the inclusion of the operating results of the businesses acquired in 1996. Revenues and gross profit attributable to these acquisitions of $16.1 million and $3.0 million, respectively, were included in the Company's consolidated results of operations for the current quarter. Revenues from businesses acquired prior to 1996 increased $2.1 million, or 3.7%, over the second quarter of 1995. This improvement was achieved despite lower sales to certain large manufacturing customers. Revenues from these customers were adversely affected by higher inventory levels caused by sluggish sales in the fourth quarter of 1995. Sales to these customers showed improvement during the last half of the current quarter as their excess inventory levels were reduced. Management expects sales to these companies to continue to increase over the remainder of 1996.

         Gross profit for the group was 21.4% for the current quarter compared with 21.7% for the second quarter of 1995. The decline in gross margin related to the companies acquired in 1996, which had a lower combined gross margin than that of the group in 1995.

    INFORMATION TECHNOLOGY SERVICES GROUP. Revenues and gross profit for 1996 increased by $39.3 million (241.3%) and $11.4 million (272.9%), respectively, compared with 1995. These improvements were primarily due to the inclusion of the operating results for the current quarter of Cutler-Williams, Datronics, Regal and Data Aid, whose operating results were not included in the Company's results for the second quarter of 1995. Revenues and gross profit attributable to these companies of $31.1 million and $9.1 million, respectively, were included in the Company's consolidated results of operations for 1996. The remaining increase in revenues and gross profit was attributable to COMSYS, which accounted for all of this group's operating results for the second quarter of 1995. The gross margin of this group increased to 28.1% for 1996 compared with 25.8% for 1995 primarily due to the higher combined gross margin of the Cutler-Williams and the businesses acquired in 1996 as compared with COMSYS.

    OPERATING COSTS AND EXPENSES. Selling, general and administrative ("SG&A") expenses for 1996 totaled $22.5 million (16.8% of revenues), compared with $12.9 million (16.8% of revenues) for 1995. The increase in SG&A expenses primarily related to (i) the Acquisitions, (ii) internal growth of the operating companies and (iii) higher expenses at the corporate level.
Virtually all of the Company's SG&A expenses were incurred by its operating subsidiaries, which reflects the decentralized nature of its operations. The Company's front-office activities (e.g. recruiting, marketing, account management, placement) and most of the accounting and administrative activities of the operating companies are performed at the subsidiary level. SG&A expenses at the corporate level totaled $1.3 million for the current quarter ($0.8 million for the second quarter of 1995). Corporate SG&A expenses primarily related to salaries and benefits of personnel responsible for corporate activities, including its acquisition program and certain marketing, administrative and reporting responsibilities. The increase in corporate SG&A expenses reflect personnel additions necessary to accommodate the growth of the Company.

    Depreciation and amortization totaled $1.8 million and $0.9 million for 1996 and 1995, respectively. Depreciation totaled $0.7 million and $0.4 million for the second quarter of 1996 and 1995, respectively, and related to depreciation of the fixed assets of the acquired companies and, to a lesser extent, of capital expenditures made subsequent to acquisition of the businesses. Amortization of $1.1 million and $0.5 million for 1996 and 1995, respectively, related to amortization of goodwill and non-compete agreements of the acquired companies. The increase in both categories is primarily a result of the Acquisitions.

    NON-OPERATING COSTS AND EXPENSES. Interest expense for the current quarter totaled $1.5 million compared with $1.6 million for 1995. The $0.1 million decrease was primarily due to the repayment of indebtedness with proceeds from the Company's second public offering, which closed in May 1996.

    The provision for income taxes for the current quarter was $2.9 million (an effective tax rate of 42.0%), as compared with $0.8 million (an effective tax rate of 41.2%) for 1995. The higher effective rate reflects the amortization of goodwill related to the acquisitions of Cutler-Williams and Leafstone, which are not deductible for federal income tax purposes, and a higher corporate federal income tax rate.

    NET INCOME. Due to the factors described above, net income for 1996 was $4.0 million compared with $1.2 million for 1995. Net income as a percentage of revenues increased to 3.0% for the 1996 period, from 1.5% for 1995.

         COMPARISON OF PRO FORMA OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1996 WITH THE THREE MONTHS ENDED JUNE 30, 1995

         Pro forma financial data are provided herein for a more meaningful basis of comparison of operating results between periods due to the significance of the acquisitions to the Company's financial results. The pro forma financial data give effect to the Acquisitions as if they were completed as of the beginning of the periods presented. This financial data should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein.

         SUMMARY. Pro forma revenues, gross profit and net income of the Company for the current quarter increased $21.0 million (17.4%), $5.0 million (16.7%) and $2.0 million (88.1%), respectively, compared with the second quarter of 1995. The increase in profitability primarily related to the $1.9 million and $3.1 million increases in the gross profit of the Support Services Group and the Information Technology Services Group, respectively.

         SUPPORT SERVICES GROUP. Pro forma revenues for the current quarter increased $8.6 million, or 12.2%, from $70.2 million for the second quarter of 1995. Approximately $6.5 million of the increase related to the businesses acquired in 1996. The remainder of the increase related to businesses owned by the Company during 1995 whose revenues increased $2.1 million, or 3.7%, over 1995. The lower growth rate of these businesses, compared with those recently acquired, was due to lower sales from certain large manufacturing customers, as described above.

         Pro forma gross profit for the current quarter increased $1.9 million, or 12.7%, from the second quarter of 1995. The improvement related to the increase in revenues described above and the modest increase in gross margin from 21.3% to 21.4%.

         INFORMATION TECHNOLOGY SERVICES GROUP. Pro forma revenues for the current quarter were $60.0 million, or 26.6%, higher than pro forma revenues for the second quarter of 1995. This increase reflected the strong demand for technical services as customers continued to depend heavily on technology to improve productivity and support growth. Revenues for COMSYS and Cutler-Williams, which comprised the Company's Information Technology Services Group at December 31, 1995, increased 34.5% for the current quarter over the second quarter of 1995. Revenues from the businesses acquired in 1996 increased 11.0% over the same periods.

         Pro forma gross profit for the current quarter increased $3.1 million, or 21.8%, over the second quarter of 1995. This improvement was due to the increase in revenues described above, partially offset by the lower gross margin. Gross margin for the current quarter was 28.6% compared with 29.7% for the second quarter of 1995. The decrease in gross margin related to a change in mix caused by the businesses acquired in 1996. These businesses had a higher combined gross margin than Cutler-Williams and COMSYS, but lower revenue growth.

         OPERATING COSTS AND EXPENSES. Pro forma SG&A expenses for the current quarter of 1996 totaled $24.1 million (17.0% of revenues) compared with $20.6 million (17.1% of revenues) for the second quarter of 1995. The increase in pro forma SG&A expenses primarily related to internal growth of the operating companies and increased expenses at the corporate level. Virtually all of the Company's SG&A expenses were incurred by its operating subsidiaries, which reflects the decentralized nature of the Company's operations. The Company's front-office activities (e.g. recruiting, marketing, account management, placement, etc.) and most of the accounting and administrative activities of the operating companies are performed at the subsidiary level. SG&A expenses at the corporate level for 1996 totaled $1.3 million (compared with $0.8 million for 1995). Corporate SG&A expenses related primarily to salaries and benefits of personnel responsible for corporate activities, including its acquisition program, and certain marketing, and administrative and reporting responsibilities. The pro forma results for 1996 and 1995 reflect historical SG&A expenses at the corporate level and therefore do not include the pro forma effects of personnel additions made subsequent to the beginning of each period to accommodate the growth of the Company.

         Depreciation and amortization totaled $1.9 million and $1.5 million for 1996 and 1995, respectively. Depreciation of $0.7 million and $0.5 million for 1996 and 1995, respectively, related primarily to the fixed assets of the acquired companies. Amortization of $1.2 million and $1.0 million for 1996 and 1995, respectively, related to amortization of goodwill and non-compete agreements of the acquired companies.

         NON-OPERATING COSTS AND EXPENSES. Pro forma interest expense for 1996 totaled $1.8 million compared with $3.8 million for 1995. The decrease primarily related to the repayments of indebtedness with proceeds from the Company's initial public offering in November 1995 and from the Company's second public offering in May 1996.

         The pro forma provision for income taxes for 1996 was $3.0 million (an effective tax rate of 42.0%), compared with $1.7 million (an effective tax rate of 42.9%) for 1995. The lower effective rate was due to an increase in income before income taxes that substantially exceeded the increase in permanent nondeductible expenses. The Company's effective tax rate includes the effects of state income taxes and the portion of goodwill amortization not deductible for federal income tax purposes.

         NET INCOME. Due to the factors described above, pro forma net income for 1996 was $4.2 million compared with $2.2 million for 1995. Pro forma net income as a percentage of pro forma revenues was 3.0% for 1996 compared with 1.8% for 1995.

                                                    HISTORICAL                                    PRO FORMA
                                    ----------------------------------------    ------------------------------------------
                                            SIX MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                    ----------------------------------------    ------------------------------------------
                                            1996                 1995                  1996                   1995
                                    ------------------    ------------------    -------------------    -------------------
                                                                         (dollars in thousands)
 Revenues from services
  Support services                  $136,617     57.5%    $109,213     74.7%    $151,742      55.7%    $141,811      59.8%
  Information technology services     95,367     40.2       31,734     21.7      115,200      42.3       90,193      38.0
  Niche development services           5,561      2.3        5,299      3.6        5,561       2.0        5,299       2.2
                                    --------    -----     --------    -----     --------     -----     --------     -----
      Total                         $237,545    100.0%    $146,246    100.0%    $272,503     100.0%    $237,303     100.0%

 Gross profit
  Support services                  $ 29,569     50.7%    $ 23,396     71.4%    $ 32,323      48.9%    $ 29,546      51.9%
  Information technology services     27,288     46.8        8,073     24.7       32,288      48.9       26,141      45.9
  Niche development services           1,463      2.5        1,283      3.9        1,463       2.2        1,283       2.2
                                    --------    -----     --------    -----     --------     -----     --------     -----
      Total                         $ 58,320    100.0%    $ 32,752    100.0%    $ 66,074     100.0%    $ 56,970     100.0%

 Gross margin
  Support services                      21.6%                 21.4%                 21.3%                  20.8%
  Information technology services       28.6                  25.4                  28.0                   29.0
  Niche development services            26.3                  24.2                  26.3                   24.2
  Consolidated                          24.6                  22.4                  24.2                   24.0

 Operating income                   $ 14,186              $  5,987              $ 15,740               $ 11,295

 Net income                         $  6,707              $  1,875              $  6,753               $  2,246

         COMPARISON OF HISTORICAL OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1996 WITH THE SIX MONTHS ENDED JUNE 30, 1995

    SUMMARY. Revenues, gross profit and net income of the Company for the first half of 1996 increased $91.3 million (62.4%), $25.6 million (78.1%) and $4.8 million (257.7%), respectively, compared with the first half of 1995.
This improvement was primarily due to the effects of the Acquisitions discussed above and the internal growth of the Company.

    SUPPORT SERVICES GROUP. Revenues and gross profit for the first half of 1996 increased $27.4 million (25.1%) and $6.2 million (26.4%), respectively, compared with 1995. These improvements were primarily due to the inclusion of the operating results of (i) Tri-Starr for a full six-month period (Tri-Starr was acquired in April 1995), and (ii) the businesses acquired in 1996 from their respective acquisition dates. Revenues and gross profit for Tri-Starr were approximately $5.9 million and $1.3 million, respectively, from the date of acquisition to June 30, 1995, compared with $10.8 million and $2.2 million, respectively, for the six months ended June 30, 1996. Revenues and gross profit attributable to the businesses acquired in 1996 of $20.2 million and $3.8 million, respectively, were included in the Company's consolidated results of operations for the first half of 1996. Revenues and gross profit for the Company's other businesses grew at a lower rate primarily due to lower sales to certain manufacturing customers, as described above.

    INFORMATION TECHNOLOGY SERVICES GROUP. Revenues and gross profit for 1996 increased by $63.6 million (200.5%) and $19.2 million (238.0%), respectively, compared with 1995. These improvements were due to (i) the internal growth of COMSYS, which accounted for all the operating results of the group in the first half of 1995 and $12.9 million and $3.8 million of the increase in 1996 revenues and gross profit, respectively, and (ii) the inclusion of the operating results for 1996 from Cutler-Williams, Datronics, Regal and Data Aid, which were not included in the Company's results of operations for 1995, and collectively accounted for $50.7 million and $15.4 million of the increase in revenues and gross profit in 1996, respectively. The gross margin of this group increased to 28.6% for 1996 compared with 25.4% for 1995 primarily due to the higher combined gross margin of the acquired companies compared with COMSYS.

    OPERATING COSTS AND EXPENSES. Selling, general and administrative ("SG&A") expenses for the first half of 1996 totaled $41.0 million (17.3% of revenues), compared with $25.0 million (17.1% of revenues) for 1995. The increase in SG&A expenses primarily related to (i) the Acquisitions, (ii) internal growth of the operating companies and (iii) higher expenses at the corporate level.
Virtually all of the Company's SG&A expenses were incurred by its operating subsidiaries, which reflects the current decentralized nature of the Company's operations. The Company's front-office activities (e.g. recruiting, marketing, account management, placement) and most of the accounting and administrative activities of the operating companies are performed at the subsidiary level. SG&A expenses at the corporate level totaled $2.7 million for 1996 ($1.5 million for the first half of 1995). Corporate SG&A expenses primarily related to salaries and benefits of personnel responsible for corporate activities, including its acquisition program and certain marketing, administrative and reporting responsibilities. The increase in corporate SG&A expenses reflect personnel additions necessary to accommodate the growth of the Company.

    Depreciation and amortization totaled $3.1 million and $1.8 million for 1996 and 1995, respectively. Depreciation of $1.2 million and $0.8 million for 1996 and 1995, respectively, related primarily to depreciation of the fixed assets of the acquired companies and, to a lesser extent, capital expenditures subsequent to the acquisitions. Amortization of $1.9 million and $1.0 million for 1996 and 1995, respectively, related to amortization of goodwill and non-compete agreements of the acquired companies. The increase in both categories is a result of the Acquisitions.

    NON-OPERATING COSTS AND EXPENSES. Interest expense for 1996 totaled $2.8 million compared with $2.8 million for 1995. Interest expense for 1996 reflected the repayment of borrowings with proceeds from the Company's initial public offering in November 1995 and its second public offering in May 1996.

    The provision for income taxes for 1996 was $4.9 million (an effective tax rate of 42.0%), as compared with $1.3 million (an effective tax rate of 41.2%) for 1995. The higher effective rate for 1996 reflects the amortization of goodwill related to the acquisitions of Cutler-Williams and Leafstone, which are not deductible for federal income tax purposes, and a higher corporate federal income tax rate.

    NET INCOME. Due to the factors described above, net income for 1996 was $6.7 million compared with $1.9 million for 1995. Net income as a percentage of revenues increased to 2.8% for the 1996 period, from 1.3% for 1995.

         COMPARISON OF PRO FORMA OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1996 WITH THE SIX MONTHS ENDED JUNE 30, 1995

         Pro forma financial data are provided herein for a more meaningful basis of comparison of operating results between periods due to the significance of the acquisitions to the Company's financial results. The pro forma financial data give effect to the Acquisitions as if they were completed as of the beginning of the periods presented. This financial data should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein.

         SUMMARY. Pro forma revenues, gross profit and net income of the Company for the first half of 1996 increased $35.2 million (14.8%), $9.1 million (16.0%) and $4.5 million (200.6%), respectively, compared with the first half of 1995. The increase in profitability primarily related to the $2.8 million and $6.1 million increases in the gross profit of the Support Services Group and the Information Technology Services Group, respectively.

         SUPPORT SERVICES GROUP. Pro forma revenues for 1996 increased $9.9 million, or 7.0%, from $141.8 million for 1995. Approximately $9.6 million of the increase related to the businesses acquired in 1996. The remaining increase related to businesses owned by the Company during 1995. The lower growth rate of these businesses compared with the recently acquired companies was due to the lower sales from certain large manufacturing customers, as described above.

         The increase in gross margin for the group from 20.8% to 21.3% was primarily attributable to United and TSTP, which were acquired by the Company in 1994. These businesses benefited from a change in customer mix toward higher margin services (e.g. technical and clerical) and improvements in overall cost performance due to the implementation of additional risk management initiatives and the termination of certain unprofitable accounts.

         INFORMATION TECHNOLOGY SERVICES GROUP. Pro forma revenues for the first half of 1996 were $115.2 million, which were 27.7% higher than pro forma revenues for 1995. This increase reflected the strong demand for technical services as customers continued to depend heavily on technology to improve productivity and support growth. Revenues for COMSYS and Cutler-Williams, which comprised the Company's Information Technology Services Group at December 31, 1995, increased 30.1% from 1995 to 1996. Revenues for the businesses acquired in 1996 increased 22.9% for the first half of 1996 compared with the first half of 1995.

         Pro forma gross profit for the first half of 1996 increased $6.1 million, or 23.5%, over the first half of 1995. This increase related to the increase in revenues described above, partially offset by the lower gross margin. Gross margin for 1996 was 28.0% compared with 29.0% for 1995. The decrease in gross margin related to a change in mix attributable to the businesses acquired in 1996. These businesses had a higher combined gross margin than Cutler-Williams and COMSYS, but lower revenue growth.

         OPERATING COSTS AND EXPENSES. Pro forma SG&A expenses for the first half of 1996 totaled $46.7 million (17.1% of revenues) compared with $42.6 million (17.9% of revenues) for 1995. The increase in pro forma SG&A expenses primarily related to internal growth of the operating companies and increased expenses at the corporate level. Virtually all of the Company's SG&A expenses were incurred by its operating subsidiaries, which reflects the decentralized nature of the Company's operations. The Company's front-office activities (e.g. recruiting, marketing, account management, placement, etc.) and most of the accounting and administrative activities of the operating companies are performed at the subsidiary level. SG&A expenses at the corporate level for 1996 totaled $2.7 million ($1.5 million for 1995). Corporate SG&A expenses related primarily to salaries and benefits of personnel responsible for corporate activities, including its acquisition program, and certain marketing, and administrative and reporting responsibilities. The pro forma results for 1996 and 1995 reflect historical SG&A expenses at the corporate level and therefore do not include the pro forma effects of personnel additions made subsequent to the beginning of each period to accommodate the growth of the Company.

         Depreciation and amortization totaled $3.7 million and $3.1 million for 1996 and 1995, respectively. Depreciation of $1.4 million and $1.1 million for 1996 and 1995, respectively, related primarily to depreciation of the fixed assets of the acquired companies and, to a lesser extent, capital expenditures made subsequent to acquisition. Amortization of $2.3 million and $2.0 million for 1996 and 1995, respectively, related to amortization of goodwill and non-compete agreements of the acquired companies.

         NON-OPERATING COSTS AND EXPENSES. Pro forma interest expense for 1996 totaled $4.4 million compared with $7.4 million for 1995. The decrease primarily related to the repayments of indebtedness with proceeds from the Company's initial public offering in November 1995 and proceeds from the Company's second public offering in May 1996.

         The pro forma provision for income taxes for 1996 was $4.9 million (an effective tax rate of 42.0%), compared with $1.7 million (an effective tax rate of 42.8%) for 1995. The lower effective rate was due to an increase in income before income taxes that substantially exceeded the increase in permanent nondeductible expenses. The Company's effective tax rate includes the effects of state income taxes and the portion of goodwill amortization not deductible for federal income tax purposes.

         NET INCOME. Due to the factors described above, pro forma net income for 1996 was $6.8 million compared with $2.2 million for 1995. Pro forma net income as a percentage of pro forma revenues was 2.5% for 1996 compared with 0.9% for 1995.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has funded its capital requirements with borrowings from banks, issuances of securities and internally generated funds. In November 1995, the Company completed its initial public offering and received net proceeds of $58.9 million. Such net proceeds were used to repay debt and redeem preferred stock. In May 1996, the Company completed its second public offering and received net proceeds of approximately $137.5 million, of which $111.5 million was used to repay debt.

    Under the terms of the Credit Agreement which was amended April 2, 1996, the Company may borrow, under a revolving credit facility, up to the lesser of $130 million or 3.5 times Pro Forma

Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization of all acquired companies for the preceding twelve months). Borrowings under the Credit Agreement bear interest, at the Company's option, at LIBOR or the bank's base rate, plus the applicable margin. A commitment fee of 0.25% (0.375% if the leverage ratio, as defined, is greater than 2 to 1) is payable on the unused portion of the commitment. The Credit Agreement contains certain covenants which, among other things, restrict the payment of dividends and require the maintenance of certain financial ratios. As of June 30, 1996, the Company had no outstanding borrowings under the Credit Agreement.

    The Company is currently in the process of amending its Credit Agreement to increase the commitment from $130 million to $150 million and to obtain more favorable credit terms. The Agent bank is currently preparing the documentation to syndicate the facility and expects to have the new facility in place during the Company's third quarter.

    The Company's primary capital requirements relate to the acquisition of staffing businesses. During the first six months of 1996, the Company made cash payments for acquisitions of $81.3 million. The Company's acquisition program will require significant additional capital. The Company intends to seek additional capital as necessary to fund such acquisitions through one or more funding sources that may include borrowings under the Credit Agreement or offerings of debt and/or equity securities of the Company. Cash flow from operations, to the extent available, may also be used to fund a portion of these expenditures. Although management believes that the Company will be able to obtain sufficient capital to fund acquisitions, there can be no assurance that such capital will be available to the Company at the time it is required or on terms acceptable to the Company.

    The Company currently expects capital expenditures for 1996 to be approximately $10.0 million, of which $4.8 million was incurred during the six months ended June 30, 1996. The majority of these expenditures relate to the installation of an integrated front- and back-office information system, which is expected to be operational in late 1997 or early 1998.

    The Company had working capital of $68.0 million and $33.7 million at June 30, 1996 and December 31, 1995, respectively. The Company had cash and cash equivalents of $9.7 million and $ 4.1 million at June 30, 1996 and December 31, 1995, respectively. The Company's operating cash flows and working capital requirements are significantly affected by the timing of payment of payroll and the receipt of payment from the customer. Generally, the Company pays the temporary employees of its Support Services Group weekly and the employees of its Information Technology Services Group and Niche Development Services Group every two weeks. Payments from customers are received on average 30 to 65 days from the date of invoice. Cash flows provided by operating activities were $0.2 million and $5.5 million for the six months ended June 30, 1996 and 1995, respectively. The decrease in operating cash flows for 1996 reflected an increase in net accounts receivable between the periods. Cash flows used in investing activities were $85.9 million and $38.2 million for the six months ended June 30, 1996 and 1995, respectively. Cash used in investing activities consisted primarily of payments for acquisitions. Proceeds from the issuance of long-term debt and from the sale of common stock were used to fund the Company's investing activities.

    On January 26, 1995, the Company purchased for $0.3 million a three-year interest rate cap to reduce a portion of its interest rate exposure on borrowings under the Credit Agreement. The agreement initially covers $30.0 million of notional principal with quarterly notional principal reductions. Under the interest rate cap, the Company will receive an amount equal to the excess of LIBOR (reset quarterly in arrears) over 8.75%, times the notional principal. The cost of this cap is being amortized evenly over its three-year term with the amortization included in interest expense. Any amounts received under the agreement will reduce interest expense.

SEASONALITY

    The Company's quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers' businesses. Demand for services in the Support Services Group has historically been lower during the year-end holidays through February of the following year, showing gradual improvement over the remainder of the year. Although less pronounced than in the Support Services Group, the demand for services of the Information Technology Services Group is typically lower during the first quarter until customers' operating budgets are finalized. The Company believes that the effects of seasonality will be less severe in the future as revenues contributed by the Information Technology Services Group continue to increase as a percentage of the Company's consolidated revenues.

INFLATION

    The effects of inflation on the Company's operations were not significant during the periods presented in the financial statements.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

    This Form 10-Q contains forward-looking statements and information that are based on management's beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words "believe," "anticipate," "estimate," "project," "expect," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the economy, the degree and nature of competition, demand for the Company's services, and the Company's ability to acquire businesses that are accretive to the Company's earnings, to integrate the operations of acquired businesses, to recruit and place temporary professionals, to expand into new markets, and to maintain profit margins in the face of pricing pressures. In addition, important factors which could cause results to differ materially are set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                          PART II - OTHER INFORMATION

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders (the "Meeting") on May 15, 1996 in Houston, Texas. Proxies were solicited from holders of record of the Company's Common Stock at the close of business on April 15, 1996.
There were 16,826,444 shares outstanding on April 15, 1996 and approximately 95% of such shares voted in favor of each of the following matters at the
Meeting:

         1. The election of two Class I directors, Michael T. Willis and Bruce V. Rauner, to terms of office expiring at the 1999 Annual Meeting of Stockholders.

                          Michael T. Willis:       15,988,188 FOR
                                                       21,176 AGAINST

                          Bruce V. Rauner:         15,988,188 FOR
                                                      21, 176 AGAINST

                 Ms. Beck and Messrs. Cotros, Edwards, Schneider and Turner are directors of the Company whose terms of office continued after the Meeting.

         2. The approval of an amendment to the Company's Employee Stock Purchase Plan:

                        For             Against             Abstained
                        ---             -------             ---------

                       15,848,522       10,097                26,260

         3. The ratification of the Board of Directors' appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1996:

                        For             Against             Abstained
                        ---             -------             ---------

                      15,986,536         2,528                20,300

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)  EXHIBITS

  EXHIBIT
  NUMBER                                 EXHIBIT DESCRIPTION
  ------                                 -------------------
    10.1       Stock Purchase Agreement dated April 2, 1996 among the Company and Regal Data Systems,
               Inc. (incorporated by reference from exhibit number 10.1 to the Company's Current
               Report on Form 8-K dated April 2, 1996, file number 0-26970)

    10.2       Stock Purchase Agreement dated April 24, 1996 among the Company, Leafstone, Inc.,
               Stephen F. Vesce and Stephen F. Vesce Irrevocable

             Trust F/B/O Children (incorporated by reference from exhibit number 10.32 to the
             Company's Amendment No. 1 to Registration Statement on Form S-1, file number
             333-03238)

  10.3       Third Joinder Agreement and First Amendment to Second Amended and Restated Credit
             Agreement dated April 2, 1996 by and among Regal, the Company, United, PHP, CTOC,
             Superior, TSTP, COMSYS, Regency, TUV, MPQ, Tri-Starr, COREStaff Communications,
             Cutler-Williams, Datronics, COREStaff Acquisition Sub #4, COREStaff Acquisition Sub
             #5, and First Union Bank, as Agent (incorporated by reference from exhibit number 10.3 to the Company's Amendment No. 1 to Registration Statement on Form S-1, file number
             333-03238)

  27         Financial Data Schedule

                 (b) REPORTS ON FORM 8-K

                     A Form 8-K/A Current Report ("Form 8-K/A") was filed with the Securities and Exchange Commission (the "Commission") on April 15, 1996. The Form 8-K/A reported the acquisition of Datronics Management, Inc. ("Datronics") and Datronics U.K. Limited on January 31, 1996 and included the following financial statements and pro forma financial information:

                          Financial Statements of Datronics:

                          Report of Independent Auditors
                          Balance Sheets as of December 31, 1994 and 1995 Statements of Income and Retained Earnings for the
                             Years Ended December 31, 1994 and 1995
                          Statements of Cash Flows for the Years Ended December
                             31, 1994 and 1995
                          Notes to Financial Statements

                          Unaudited Pro Forma Financial Information of
                             COREStaff, Inc.:

                          Pro Forma Condensed Consolidated Balance Sheet as of
                            December 31, 1995
                          Pro Forma Condensed Consolidated Statement of
                            Operations for the Year Ended December 31, 1995
                          Notes to Pro Forma Condensed Consolidated Financial
                            Statements

                     A Form 8-K Current Report (the "Regal Form 8-K") was filed with the Commission on April 17, 1996 reporting the acquisition of Regal Data Systems, Inc. ("Regal") on April 2, 1996. The following financial statements and pro forma financial information were not available at the time the Regal Form 8-K was filed with the Commission but were included in the Company's Amendment No. 1 to Form S-1 Registration Statement, file number 333-03238, filed with the Commission on May 1, 1996:

                          Financial Statements of Regal:

                          Report of Independent Auditors
                          Balance Sheets as of December 31, 1994 and 1995 and
                             March 31, 1996 (Unaudited)
                          Statements of Operations for the Years Ended December
                             31, 1994 and 1995 and for the Three Months Ended March 31, 1995 and 1996 (Unaudited)
                          Statements of Stockholders' Equity for the Years
                             Ended December 31, 1994 and 1995
                          Statements of Cash Flows for the Years Ended December
                             31, 1994 and 1995 and for the Three Months Ended March 31, 1995 and 1996 (Unaudited)
                          Notes to Financial Statements

                          Unaudited Pro Forma Financial Information of
                             COREStaff, Inc.:

                          Pro Forma Condensed Consolidated Balance Sheet as of
                             March 31, 1996
                          Pro Forma Condensed Consolidated Statements of
                             Operations: Year Ended December 31, 1995
                             Three Months Ended March 31, 1995 and 1996
                          Notes to Unaudited Pro Forma Condensed Consolidated
                             Financial Statements

                     A Form 8-K Current Report was filed with the Commission on June 26, 1996 reporting the acquisition of Data Aid, Inc. on June 12, 1996. The financial statements and pro forma financial information required by Item 7. "Financial Statements and Exhibits" will be filed with the Commission no later than August 26, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                CORESTAFF, INC.
                                (REGISTRANT)



Date:    August 13, 1996        By:  /s/ Edward L. Pierce
                                     --------------------
                                     Edward L. Pierce
                                     Vice President, Chief Financial Officer,
                                     and Assistant Secretary
                                     (Duly Authorized Officer and Principal
                                     Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT                                                                                               PAGE
NUMBER                               EXHIBIT DESCRIPTION                                             NUMBER
- ------                               -------------------                                             ------
  10.1  Stock Purchase Agreement dated April 2, 1996 among the Company and Regal Data Systems,
        Inc. (incorporated by reference from exhibit number 10.1 to the Company's Current
        Report on Form 8-K dated April 2, 1996, file number 0-26970)

  10.2  Stock Purchase Agreement dated April 24, 1996 among the Company, Leafstone, Inc., Stephen F.
        Vesce and Stephen F. Vesce Irrevocable Trust F/B/O Children (incorporated by reference from exhibit number 10.32 to the Company's Amendment No. 1 to Registration Statement on Form S-1,
        file  number 333-03238)

  10.3  Third Joinder Agreement and First Amendment to Second Amended and Restated Credit
        Agreement dated April 2, 1996 by and among Regal, the Company, United, PHP, CTOC,
        Superior, TSTP, COMSYS, Regency, TUV, MPQ, Tri-Starr, COREStaff Communications,
        Cutler-Williams, Datronics, COREStaff Acquisition Sub #4, COREStaff Acquisition Sub
        #5, and First Union Bank, as Agent (incorporated by reference from exhibit number 10.3 to the Company's Amendment No. 1 to Registration Statement on Form S-1, file number
        333-03238)

  27    Financial Data Schedule