Form 10-Q
period 1996-09-30
CORESTAFF INC
filed 1996-11-14
CIK 1000366

===============================================================================



                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(MARK ONE)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         COMMISSION FILE NUMBER 0-26970

                              -----------------

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

                              -----------------

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.         YES [X]   NO [ ]

         AS OF THE CLOSE OF BUSINESS ON OCTOBER 31, 1996, THE COMPANY HAD OUTSTANDING 31,191,487 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, AND 707,232 SHARES OF CLASS B (NON-VOTING) COMMON STOCK, PAR VALUE $0.01 PER SHARE.


===============================================================================

                       CORESTAFF, INC. AND SUBSIDIARIES
                                     INDEX

                                                                          Page
                                                                          ----
PART I.    FINANCIAL INFORMATION

           Item 1.      Financial Statements                               3

           Item 2.      Management's Discussion and Analysis of
                        Financial Condition and Results of Operations     10

PART II.   OTHER INFORMATION

           Item 6.      Exhibits and Reports on Form 8-K                  20

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        CORESTAFF, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                                    1996              1995
                                                                               -------------      ------------
                                                                                (Unaudited)
                                   ASSETS
Current Assets:
   Cash and cash equivalents                                                    $  8,926          $  4,091
   Accounts receivable, net of allowance of $1,463 and $891                      107,886            54,453
   Prepaid expenses and other                                                      5,236             2,583
   Deferred income taxes                                                           2,630             1,740
                                                                                --------          --------
      Total current assets                                                       124,678            62,867
Fixed Assets, net                                                                 13,649             6,005
Intangible Assets, net of accumulated amortization of $6,647 and $2,906          167,426            81,277
Other Assets                                                                       2,745             2,221
                                                                                --------          --------
Total Assets                                                                    $308,498          $152,370
                                                                                ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt                                         $    458          $  2,063
   Accounts payable                                                               15,090             8,682
   Payroll and related taxes                                                      20,033             9,955
   Self-insurance reserve                                                          1,763             2,026
   Amounts due sellers of acquired companies                                         304             5,972
   Other current liabilities                                                         220               504
                                                                                --------          --------
      Total current liabilities                                                   37,868            29,202
Non-current Self-insurance Reserve                                                 3,211             3,461
Long-term Debt, net of current maturities                                         39,144            43,315
Deferred Income Taxes and Other                                                    2,869             1,227
Commitments and Contingencies
Stockholders' Equity:
   Preferred stock, par value $.01; 5,000,000 shares
      authorized; none issued                                                          -                 -
   Common stock, par value $.01 --
      Common Stock - 40,000,000 shares authorized;
         31,875,487 and 26,243,166 shares issued                                     319               175
     Class B (non-voting) - 3,000,000 shares authorized;
        707,232 and 1,679,584 shares issued                                            7                11
   Additional paid-in capital                                                    208,406            70,637
   Retained earnings                                                              17,689             5,420
                                                                                --------          --------
                                                                                 226,421            76,243
                                                                                --------          --------
   Less - 684,000 shares of common stock in treasury, at cost                       (188)             (188)
   Less - notes receivable from stockholders                                        (827)             (890)
                                                                                --------          --------
    Total stockholders' equity                                                   225,406            75,165
                                                                                --------          --------
Total Liabilities and Stockholders' Equity                                      $308,498          $152,370
                                                                                ========          ========

           See notes to unaudited consolidated financial statements.

                        CORESTAFF, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except per share amounts)


                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                              ----------------------    ----------------------
                                                 1996         1995        1996         1995
                                              ---------    ---------    ---------    ---------
Revenues from Services                        $ 163,284    $  97,644    $ 400,829    $ 243,890
Cost of Services                                123,599       73,470      302,824      186,964
                                              ---------    ---------    ---------    ---------
Gross Profit                                     39,685       24,174       98,005       56,926

Operating Costs and Expenses:
  Selling, general and administrative            27,504       17,821       68,499       42,787
  Depreciation and amortization                   1,949        1,138        5,088        2,937
                                              ---------    ---------    ---------    ---------
                                                 29,453       18,959       73,587       45,724
                                              ---------    ---------    ---------    ---------

Operating Income                                 10,232        5,215       24,418       11,202

Other Income (Expense):
  Interest expense                                 (492)      (2,303)      (3,319)      (5,104)
  Other, net                                         55           35          258           38
                                              ---------    ---------    ---------    ---------
                                                   (437)      (2,268)      (3,061)      (5,066)
                                              ---------    ---------    ---------    ---------
Income before Income Taxes                        9,795        2,947       21,357        6,136
Provision for Income Taxes                        4,126        1,242        8,981        2,556
                                              ---------    ---------    ---------    ---------
Net Income                                    $   5,669    $   1,705    $  12,376    $   3,580
                                              =========    =========    =========    =========
Earnings per Common Share                     $    0.18    $    0.08    $    0.42    $    0.16
                                              =========    =========    =========    =========
Number of Shares Used to Compute
  Earnings per Common Share                      32,340       18,412       29,643       18,412
                                              =========    =========    =========    =========


           See notes to unaudited consolidated financial statements.

                        CORESTAFF, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                  -----------------------------
                                                                                    1996                 1995
                                                                                  ---------            --------
Cash Flows from Operating Activities:
   Net income                                                                     $  12,376            $  3,580
   Adjustments to reconcile net income to net cash
    provided (used in) by operating activities:
     Depreciation and amortization                                                    5,088               2,937
     Amortization of deferred loan costs                                                177                 257
     Provision for doubtful accounts                                                    694                  35
     Deferred income taxes (benefit)                                                    682                (290)
     Self-insurance reserve                                                            (513)              1,035
     Gain on sale of assets                                                             (27)                  -
     Changes in assets and liabilities net of effects of acquisitions:
      Accounts receivable                                                           (28,779)             (5,487)
      Prepaid expenses and other                                                     (1,064)             (1,725)
      Accounts payable                                                                2,316                 (24)
      Accrued liabilities                                                             1,761               1,656
                                                                                  ---------            --------
         Net cash provided by (used in) operating activities                         (7,289)              1,974
                                                                                  ---------            --------
Cash Flows from Investing Activities:
   Cash paid for acquisitions, net of cash acquired                                (111,572)            (38,050)
   Capital expenditures                                                              (7,513)             (1,906)
   Payments received on stockholders' notes                                              63                   -
   Proceeds from sale of assets                                                         116                 113
   Other                                                                                (40)               (110)
                                                                                  ---------            --------
         Net cash used in investing activities                                     (118,946)            (39,953)
                                                                                  ---------            --------
Cash Flows from Financing Activities:
   Principal payments on long-term debt                                            (113,642)             (5,684)
   Net proceeds from issuance of long-term debt                                     106,910              30,593
   Net proceeds from issuance of senior subordinated debt                                 -               9,725
   Net proceeds from sale of preferred stock                                              -               2,047
   Net proceeds from sale of common stock                                           137,802                   -
   Repurchase of common stock                                                             -                (331)
                                                                                  ---------            --------
         Net cash provided by financing activities                                  131,070              36,350
                                                                                  ---------            --------
Net Increase (Decrease) in Cash and Cash Equivalents                                  4,835              (1,629)
Cash and Cash Equivalents at Beginning of Period                                      4,091               4,637
                                                                                  ---------            --------
Cash and Cash Equivalents at End of Period                                        $   8,926            $  3,008
                                                                                  =========            ========

Cash paid during the period for:
   Interest, net of amounts capitalized                                           $   3,119            $  5,320
   Income taxes                                                                   $   7,695            $  3,818

           See notes to unaudited consolidated financial statements.

                        CORESTAFF, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       GENERAL

         The consolidated financial statements of COREStaff, Inc. and its wholly-owned subsidiaries (the "Company") included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading. The consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods.

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

3.       EARNINGS PER COMMON SHARE

         Earnings per common share were computed by dividing net income applicable to common stock (net income less preferred stock dividends in arrears applicable to the period) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period and the dilutive effect of common stock issued within one year prior to the Company's initial public offering in November 1995 (the "IPO"). Common stock equivalents consisted of the number of shares issuable on exercise of the outstanding stock options less the number of shares that could have been purchased with the proceeds from the exercise of the options based on the average price of the common stock during the period. The dilutive effect of common stock issued within one year prior to the IPO for the periods prior to issuance was determined in the same manner except that the IPO price of $7.55 per share, which has been adjusted for two three-for-two stock splits (see Note
6), was used for the repurchase price.

         Earnings per common share for the 1995 periods as shown in the accompanying statements of income were determined in the same manner as described above, except that the conversion of one-half of the preferred stock into common stock in November 1995 was assumed to have occurred as of the beginning of the periods. Net income applicable to common stock was increased by the dividends in arrears applicable to the preferred stock converted. Historical earnings per common share were $0.07 and $0.13 for the three and nine months ended September 30, 1995, respectively. Net income applicable to common stock was $1.7 million and $3.6 million for the three and nine months ended September 30, 1995, respectively.

                        CORESTAFF, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


4.       ACQUISITIONS

         On January 9, 1995, the Company acquired Regency Staffing, Inc., a Florida-based support services company. The purchase price totaled $5.0 million, consisting of cash of $4.7 million paid to the sellers at closing, $0.1 million paid in October 1996, and direct acquisition costs of $0.2 million.

         On April 9, 1995, the Company acquired Tri-Starr Services, Inc. and an affiliate, both of which are Texas-based support services companies. The purchase price totaled $12.0 million, consisting of cash of $6.0 million paid to the sellers at closing and the remainder paid in February 1996.

         On June 30, 1995, the Company acquired Cutler-Williams Incorporated, a Texas-based information technology services company. The purchase price totaled $28.3 million, consisting of cash of $27.6 million paid to the sellers and direct acquisition costs of $0.7 million.

         On January 4, 1996, the Company acquired substantially all of the assets of Taylor Temporary Services, Inc., a North Carolina-based support services company. The purchase price totaled $3.5 million, consisting of $3.4 million paid to the sellers and direct acquisition costs of $0.1 million. The seller is also entitled to contingent consideration of up to $0.6 million based on the increase in earnings before interest and taxes ("EBIT"), as defined.

         On January 31, 1996, the Company acquired Datronics Management, Inc., a New York-based information technology services company, and its United Kingdom affiliate, Datronics U.K. Limited. The purchase price totaled $18.2 million, consisting of $17.5 million paid to the sellers and direct acquisition costs of $0.7 million.

         On February 12, 1996, the Company acquired substantially all of the assets of Richard Keith Enterprises, Inc. and Provincial Staffing Services, Inc., Colorado-based support services companies, for $5.9 million in cash. The sellers are also entitled to contingent consideration of up to $3.2 million based on the increase in EBIT, as defined.

         On April 2, 1996, the Company acquired Regal Data Systems, Inc., a New Jersey-based information technology services company. The purchase price totaled $22.0 million, consisting of $21.8 million paid to the sellers and direct acquisition costs of $0.2 million. The sellers are also entitled to contingent consideration of up to $1.0 million based on the increase in EBIT, as defined.

         On April 23, 1996, the Company acquired Leafstone, Inc., a New York-based support services company. The purchase price totaled $11.9 million, consisting of $11.8 million paid to the sellers and direct acquisition costs of $0.1 million. The sellers are also entitled to contingent consideration of up to $4.0 million based on the increase in EBIT, as defined.

         On June 12, 1996, the Company acquired Data Aid, Inc., an Alabama-based information technology services company. The purchase price totaled $19.0 million, consisting of $18.9 million paid to the sellers and direct acquisition costs of $0.1 million. The sellers are also entitled to contingent consideration of up to $7.3 million based on the increase in EBIT, as defined.

                        CORESTAFF, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         On July 23, 1996, the Company acquired K.C. Consulting Inc., a California-based information technology services company, and its affiliate Knauer Associates Systems Engineering, Inc., for $6.2 million in cash. The sellers are also entitled to contingent consideration of up to $2.0 million based on the increase in EBIT, as defined.

         On August 31, 1996, the Company acquired Pacific Data Group, Inc., an Oregon-based information technology services company, for $7.0 million in cash. The sellers are also entitled to contingent consideration of up to $1.5 million based on the increase in EBIT, as defined.

         On September 10, 1996, the Company acquired On-Line Resources, Inc., a Florida-based information technology services company. The purchase price totaled $17.9 million consisting of $17.8 million paid to the sellers and direct acquisition costs of $0.1 million.

         All of the acquisitions made by the Company have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired companies are included in the Company's consolidated results of operations from the date of acquisition. The payment of any contingent consideration will increase the amount of goodwill related to the acquisitions.

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

                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                            ----------------------------
                                              1996               1995
                                            ---------          ---------
                                                (in thousands, except
                                                  per share amounts)
      Revenues                              $ 466,422          $ 393,539
      Net income                            $  13,577          $   4,391
      Earnings per common share             $    0.46          $    0.21

5.       LONG-TERM DEBT

         At September 30, 1996, the Company had outstanding borrowings of $38.7 million under its $130 million senior revolving credit agreement (the "Credit Agreement"). Borrowings under the Credit Agreement bear interest, at the Company's option, at LIBOR or the bank's base rate, plus the applicable margin. The weighted average interest rate at September 30, 1996 was 8.4%. A commitment fee of 0.25% (0.375% if the leverage ratio, as defined, is greater than 2 to 1) is payable on the unused portion of the commitment.

                        CORESTAFF, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6.       STOCKHOLDERS' EQUITY

         During 1996, the Board of Directors authorized two three-for-two stock splits, effected in the form of stock dividends, payable to stockholders of record on March 14, 1996 and September 20, 1996. All references in the financial statements to number of shares outstanding and related prices and per share amounts have been restated to reflect the two stock splits. The stock splits resulted in the issuance of approximately 16.3 million new shares of common stock and a reclassification of $0.2 million from retained earnings to common stock representing the par value of the shares issued.

         In May 1996, the Company completed a public offering of 8.3 million shares of its common stock (4.9 million shares sold by the Company and the remainder by certain selling stockholders) at $29.17 per share. Net proceeds to the Company were approximately $137.5 million, of which $111.5 million was used to repay borrowings under the Credit Agreement.

7.       SUBSEQUENT EVENTS

         Subsequent to September 30, 1996, the Company acquired three businesses (two information technology services businesses and one support services business) for $25.8 million in cash. The sellers are also entitled to contingent consideration of up to $4.0 million based on the increase in EBIT, as defined. Payments of contingent consideration will increase the amount of goodwill related to the acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements.

INTRODUCTION

         The Company's growth since its inception in July 1993 has been primarily through the acquisition of businesses in the staffing services industry and subsequent internal growth. The Company provides its services through two primary operating groups: the Support Services Group and the Information Technology Services ("IT") Group. Through September 30, 1996, the Company had completed 22 acquisitions consisting of ten support services businesses, eight IT businesses, and four niche businesses.

         The Support Services Group, currently the Company's largest operating group, accounted for 51.6% and 45.0% of the Company's pro forma consolidated revenues and gross profit, respectively, for the nine months ended September 30, 1996. The IT Group accounted for 46.3% and 52.7% of the Company's pro forma consolidated revenues and gross profit, respectively, for the nine months ended September 30, 1996. Management believes that the IT sector generally offers greater growth opportunities and higher bill rates and gross margins compared with traditional support services. The Company believes that the revenues and gross profit contributed by its IT Group will continue to increase as a percent of total revenues due to the more rapid growth of this sector and the Company's focus on acquiring businesses in this sector.

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

         The pro forma financial data have been prepared and included herein to give effect to all acquisitions consummated through September 30, 1996 as if they occurred at the beginning of the periods presented: (i) Friends & Company of Phoenix ("Friends & Company") acquired in January 1995; (ii) Regency Staffing, Inc. ("Regency") acquired in January 1995; (iii) CTS Personnel Services ("CTS") acquired in March 1995; (iv) Tri-Starr Services, Inc. and Tri-Starr Personnel, Inc. (together, "Tri-Starr") acquired in April 1995; (v) Cutler-Williams Incorporated ("Cutler-Williams") acquired in June 1995; (vi) Occupational Therapy Contract Services, Inc. ("OTCS") acquired in August 1995;
(vii) Taylor Temporary Services, Inc. ("Taylor") acquired in January 1996;
(viii) Datronics Management, Inc. and Datronics U.K. Limited (together, "Datronics") acquired in January 1996; (ix) Richard Keith Enterprises and Provincial Staffing Services, Inc. (together, "Richard Keith") acquired in February 1996; (x) Regal Data Systems, Inc. ("Regal") acquired in April 1996;
(xi) Leafstone, Inc. ("Leafstone") acquired in April 1996; (xii) Data Aid, Inc. ("Data Aid") acquired in June 1996; (xiii) K.C. Consulting Inc. and Knauer Associates Systems Engineering, Inc. (together, "Knauer") acquired in July 1996; (xiv) Pacific Data Group, Inc. ("Pacific") acquired in August 1996; (xv) Amundson & Associates, Inc. ("Amundson") acquired in August 1996; and (xvi) On-Line Resources, Inc. ("On-Line") acquired in September 1996 (all such acquisitions are collectively referred to as the "Acquisitions"). The pro forma financial data are not necessarily indicative of results of operations that would have occurred had the

Acquisitions been consummated as of the beginning of the periods presented or that might be attained in the future.

RESULTS OF OPERATIONS

                  THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED
                  WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1995

                                             HISTORICAL                                    PRO FORMA
                             -----------------------------------------   --------------------------------------------
                                  THREE MONTHS ENDED SEPTEMBER 30,            THREE MONTHS ENDED SEPTEMBER 30,
                             -----------------------------------------   --------------------------------------------
                                     1996                  1995                   1996                   1995
                             ------------------     ------------------   ---------------------    -------------------
                                                     (in thousands, except per share amounts)
 Revenues from services:
  Support services           $ 88,976      54.5%    $60,960       62.4%  $ 88,976        52.0%    $ 75,426       54.3%
  IT                           71,325      43.7      33,703       34.5     79,120        46.2       60,069       43.2
  Other                         2,983       1.8       2,981        3.1      3,167         1.8        3,477        2.5
                             --------     -----     -------      -----   --------       -----     --------      -----
    Total                    $163,284     100.0%    $97,644      100.0%  $171,263       100.0%    $138,972      100.0%

 Gross profit:
  Support services            $18,350      46.2%    $13,562       56.1%  $ 18,350        44.0%    $ 16,279       47.4%
  IT                           20,527      51.7       9,837       40.7     22,477        53.9       17,196       50.0
  Other                           808       2.1         775        3.2        852         2.1          894        2.6
                             --------     -----     -------      -----   --------       -----     --------      -----
    Total                    $ 39,685     100.0%    $24,174      100.0%  $ 41,679       100.0%    $ 34,369      100.0%

 Gross margin:
  Support services               20.6%                 22.2%                 20.6%                    21.6%
  IT                             28.8                  29.2                  28.4                     28.6
  Other                          27.1                  26.0                  26.9                     25.7
  Consolidated                   24.3                  24.8                  24.3                     24.7

 Operating income            $ 10,232               $ 5,215              $ 11,211                 $  9,297

 Net income                  $  5,669               $ 1,705              $  5,989                 $  2,593

 Earnings per common share   $   0.18               $  0.08              $   0.19                 $   0.13

 Number of shares used to
   compute earnings per
   common share                          32,340                 18,412                 32,340                   18,412

         COMPARISON OF HISTORICAL OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1995

         SUMMARY.   Net income for the current quarter increased 232.5% to $5.7 million compared with net income of $1.7 million in the third quarter of 1995. Earnings per share increased 125.0% to $0.18 per share from $0.08 per share. The average number of shares outstanding during the current quarter was 75.6% higher than a year ago, as a result of the Company's initial and follow-on public offerings. The average number of shares for all periods has been retroactively adjusted to give effect to the two three-for-two stock splits in 1996.

         Revenues in the current quarter increased 67.2% to $163.3 million from $97.6 million in the third quarter of 1995. Operating income rose 96.2% to $10.2 million from $5.2 million in the same period a year ago. Operating margins were up 100 basis points to 6.3% due to improved operating leverage. Operating margins are benefiting from the increasing percentage of revenues coming from the higher margin IT group. Higher revenue volume is also being generated from large Vender-in-Partnership (VIP) programs in the support
services group.   While gross margins from the VIP programs are generally lower than gross margins in the Company's other support services business, operating margins are comparable because of higher operating leverage.

         During the current quarter, the Company acquired three IT businesses and a small technical communications business. These businesses were acquired in all cash transactions totaling $32.1 million, including direct acquisition costs. The IT businesses acquired during the third quarter had combined revenues of approximately $43.0 million for the twelve-month period preceding their acquisition. Since September 30, 1996, the Company has completed three additional acquisitions: two IT businesses and one support services business in all cash transactions totaling $25.8 million, including direct acquisition costs. Combined revenues of these recently acquired companies for the twelve-months preceding their acquisition were approximately $48.0 million.

         IT GROUP. For the current quarter, the IT group accounted for 43.7% and 51.7% of the Company's consolidated revenues and gross profit, respectively, up from 34.5% and 40.7%, respectively, in the third quarter of 1995. These increases reflect the higher internal growth rate of this group compared with support services and the Company's focus on acquisitions of IT businesses. Revenues and gross profit for the current quarter were up 111.6% and 108.7%, respectively, over the third quarter of 1995. Gross margin was slightly lower during the current quarter primarily due to lower gross margins in certain of the recently acquired businesses.

         SUPPORT SERVICES GROUP. For the current quarter, the support services group accounted for 54.5% and 46.2% of the Company's consolidated revenues and gross profit, respectively, down from 62.4% and 56.1%, respectively, in the third quarter of 1995. Revenues and gross profit for the current quarter were up 46.0% and 35.3%, respectively, over the third quarter of 1995. Gross margin for the current quarter was 20.6%, or 160 basis points lower than the third quarter of 1995, primarily due to the higher proportion of revenues being generated from VIP programs. As noted above, these programs have lower gross margins, but comparable operating margins relative to the Company's other support services business.

         OPERATING COSTS AND EXPENSES. Selling, general and administrative ("SG&A") expenses for 1996 totaled $27.5 million (16.8% of revenues), compared with $17.8 million (18.3% of revenues) for 1995. The increase in SG&A expenses primarily related to (i) the Acquisitions, (ii) internal growth of the operating companies and (iii) higher expenses at the corporate level.
Virtually all of the Company's SG&A expenses were incurred by its operating subsidiaries, which reflects the decentralized nature of its operations. The Company's front-office activities (e.g. recruiting, marketing, account management, placement) and most of the accounting and administrative activities of the operating companies are performed at the subsidiary level. SG&A expenses at the corporate level totaled $1.6 million for the current quarter ($1.1 million for the third quarter of 1995). Corporate SG&A expenses primarily related to salaries and benefits of personnel responsible for corporate activities, including its acquisition program and certain marketing, administrative and reporting responsibilities. The increase in corporate SG&A expenses reflect personnel additions necessary to accommodate the growth of the Company.

         Depreciation and amortization totaled $1.9 million and $1.1 million for 1996 and 1995, respectively. Depreciation totaled $0.7 million and $0.4 million for the third quarter of 1996 and 1995, respectively, and related to depreciation of the fixed assets of the acquired companies and, to a lesser extent, capital expenditures made subsequent to acquisition of the businesses. Amortization of $1.2 million and $0.7 million for 1996 and 1995, respectively, related to amortization of goodwill and non-compete agreements of the acquired companies. The increase in both categories is primarily a result of the Acquisitions.

         NON-OPERATING COSTS AND EXPENSES. Interest expense for the current quarter totaled $0.5 million compared with $2.3 million for 1995. The $1.8 million decrease was primarily due to the repayment of indebtedness with proceeds from the Company's second public offering, which closed in May 1996.

         The provision for income taxes for the current quarter was $4.1 million (an effective tax rate of 42.1%), as compared with $1.2 million (an effective tax rate of 42.1%) for 1995.

         NET INCOME. Due to the factors described above, net income for 1996 was $5.7 million compared with $1.7 million for 1995. Net income as a percentage of revenues increased to 3.5% for the 1996 period, from 1.7% for 1995.

         COMPARISON OF PRO FORMA OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1995

         SUMMARY. Pro forma operating results, which assume all acquisitions were made as of the beginning of the periods presented, reflect the high internal growth rate of the Company's IT and support services groups during the current quarter. Pro forma revenues for the current quarter were $171.3 million, up 23.2% from $139.0 million in the third quarter of 1995. Pro forma net income rose 131.0% to $6.0 million, or $0.19 per share, compared with pro forma net income of $2.6 million, or $0.13 per share, in 1995.

         IT GROUP. Pro forma revenues and gross profit for the current quarter, which can be used as a measure of internal growth, increased 31.7% and 30.7%, respectively, from the third quarter of 1995. These improvements reflect the continued strong demand for the group's services. Pro forma gross margin was slightly lower in the current quarter due to the lower internal growth rate of certain high gross margin businesses that were acquired in early 1996.

         SUPPORT SERVICES GROUP. Pro forma revenues and gross profit for the current quarter increased 18.0% and 12.7%, respectively, from the third quarter of 1995. These improvements primarily reflect the increase in revenues from the VIP programs, including new programs that were added after the third quarter of 1995. Pro forma gross margin for the current quarter was 20.6%, or 100 basis points lower than the third quarter of 1995, reflecting the change in mix related to higher revenues from the VIP programs.

         OPERATING COSTS AND EXPENSES. Pro forma SG&A expenses for the current quarter of 1996 totaled $28.4 million (16.6% of revenues) compared with $23.2 million (16.7% of revenues) for the third quarter of 1995. The increase in pro forma SG&A expenses primarily related to internal growth of the operating companies and increased expenses at the corporate level. Virtually all of the Company's SG&A expenses were incurred by its operating subsidiaries, which reflects the decentralized nature of the Company's operations. The Company's front-office activities (e.g. recruiting, marketing, account management, placement, etc.) and most of the accounting and administrative activities of the operating companies are performed at the subsidiary level. SG&A expenses at the corporate level for 1996 totaled $1.6 million (compared with $1.1 million for 1995). Corporate SG&A expenses related primarily to salaries and benefits of personnel responsible for corporate activities, including its acquisition program, and certain marketing, and administrative and reporting responsibilities. The pro forma results reflect historical SG&A expenses at the corporate level and therefore do not include the pro forma effects of personnel additions made subsequent to the beginning of each period to accommodate the growth of the Company.

         Depreciation and amortization totaled $2.1 million and $1.9 million for 1996 and 1995, respectively. Depreciation of $0.8 million and $0.6 million for 1996 and 1995, respectively, related primarily to the fixed assets of the acquired companies. Amortization of $1.3 million for both 1996 and 1995, related to amortization of goodwill and non-compete agreements of the acquired companies.

         NON-OPERATING COSTS AND EXPENSES. Pro forma interest expense for 1996 totaled $1.0 million compared with $4.8 million for 1995. The decrease primarily related to the repayments of indebtedness with proceeds from the Company's initial public offering in November 1995 and from the Company's second public offering in May 1996.

         The pro forma provision for income taxes for 1996 was $4.3 million (an effective tax rate of 42.0%), compared with $1.9 million (an effective tax rate of 42.9%) for 1995. The lower effective rate was due to an increase in income before income taxes that exceeded the increase in permanent nondeductible expenses. The Company's effective tax rate includes the effects of state income taxes and the portion of goodwill amortization not deductible for federal income tax purposes.

         NET INCOME. Due to the factors described above, pro forma net income for 1996 was $6.0 million compared with $2.6 million for 1995. Pro forma net income as a percentage of pro forma revenues was 3.5% for 1996 compared with 1.9% for 1995.

                NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED
                WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1995

                                             HISTORICAL                                    PRO FORMA
                             -----------------------------------------   --------------------------------------------
                                  NINE MONTHS ENDED SEPTEMBER 30,                NINE MONTHS ENDED SEPTEMBER 30,
                             -----------------------------------------   --------------------------------------------
                                     1996                  1995                   1996                   1995
                             ------------------     ------------------   ---------------------    -------------------
                                                     (in thousands, except per share amounts)
 Revenues from services:
  Support services           $  225,593    56.3%    $ 170,173     69.8%  $ 240,718        51.6%   $ 217,237      55.2%
  IT                            166,692    41.6        65,437     26.8     215,796        46.3      166,507      42.3
  Other                           8,544     2.1         8,280      3.4       9,908         2.1        9,795       2.5
                             ----------   -----     ---------   ------   ---------       -----    ---------     -----
    Total                    $  400,829   100.0%    $ 243,890    100.0%  $ 466,422       100.0%   $ 393,539     100.0%

 Gross profit:
  Support services           $   47,919    48.9%    $  36,958     64.9%  $  50,673        45.0%   $  45,825      48.1%
  IT                             47,815    48.8        17,910     31.5      59,443        52.7       47,101      49.4
  Other                           2,271     2.3         2,058      3.6       2,609         2.3        2,421       2.5
                             ----------   -----     ---------   ------   ---------       -----    ---------     -----
    Total                    $   98,005   100.0%    $  56,926    100.0%  $ 112,725       100.0%   $  95,347     100.0%

 Gross margin:
  Support services                 21.2%                 21.7%                21.1%                    21.1%
  IT                               28.7                  27.4                 27.5                     28.3
  Other                            26.6                  24.9                 26.3                     24.7
  Consolidated                     24.5                  23.3                 24.2                     24.2

 Operating income            $   24,418             $  11,202            $  29,431                $  22,118

 Net income                  $   12,376             $   3,580            $  13,577                $   4,391

 Earnings per common share   $     0.42             $    0.16            $    0.46                $    0.21

 Number of shares used to
   compute earnings per
   common share                  29,643                18,412               29,643                   18,412

         COMPARISON OF HISTORICAL OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1995

         SUMMARY. For the nine months ended September 30, 1996, net income was $12.4 million, up 245.7% from net income of $3.6 million in the same period a year ago. Earnings per share increased 162.5% to $0.42 per share from $0.16 per share. Revenues for the first nine months of 1996 were $400.8 million, up 64.3% from $243.9 million a year ago. Operating income rose 118.0% to $24.4 million from $11.2 million in 1995.

         IT GROUP. For the nine months ended September 30, 1996, the IT group accounted for 41.6% and 48.8% of the Company's consolidated revenues and gross profit, respectively, up from 26.8% and 31.5%, respectively, in 1995. These increases reflect the higher internal growth rate of this group compared with support services and the Company's focus on acquisitions of IT businesses. Revenues and gross profit for 1996 were up 154.7% and 167.0%, respectively, over 1995.

         SUPPORT SERVICES GROUP. For the nine months ended September 30, 1996, the support services group accounted for 56.3% and 48.9% of the Company's consolidated revenues and gross profit, respectively, down from 69.8% and 64.9%, respectively, in 1995. Revenues and gross profit for 1996 were up 32.6% and 29.7%, respectively, over 1995. Gross margin for 1996 was 21.2%, or 50 basis points lower than 1995, primarily due to the higher proportion of revenues being generated from VIP programs. As noted above, these programs have lower gross margins, but comparable operating margins relative to the Company's other support services business.

         OPERATING COSTS AND EXPENSES. SG&A expenses for 1996 totaled $68.5 million (17.1% of revenues), compared with $42.8 million (17.5% of revenues) for 1995. The increase in SG&A expenses primarily related to (i) the Acquisitions,
(ii) internal growth of the operating companies and (iii) higher expenses at the corporate level. Virtually all of the Company's SG&A expenses were incurred by its operating subsidiaries, which reflects the current decentralized nature of the Company's operations. The Company's front-office activities (e.g. recruiting, marketing, account management, placement) and most of the accounting and administrative activities of the operating companies are performed at the subsidiary level. SG&A expenses at the corporate level totaled $4.3 million for 1996 ($2.6 million for the first nine months of 1995). Corporate SG&A expenses primarily related to salaries and benefits of personnel responsible for corporate activities, including its acquisition program and certain marketing, administrative and reporting responsibilities. The increase in corporate SG&A expenses reflect personnel additions necessary to accommodate the growth of the Company.

         Depreciation and amortization totaled $5.1 million and $2.9 million for 1996 and 1995, respectively. Depreciation of $2.0 million and $1.2 million for 1996 and 1995, respectively, related primarily to depreciation of the fixed assets of the acquired companies and, to a lesser extent, capital expenditures subsequent to the acquisitions. Amortization of $3.1 million and $1.7 million for 1996 and 1995, respectively, related to amortization of goodwill and non-compete agreements of the acquired companies. The increase in both categories is a result of the Acquisitions.

         NON-OPERATING COSTS AND EXPENSES. Interest expense for 1996 totaled $3.3 million compared with $5.1 million for 1995. Interest expense for 1996 reflected the repayment of borrowings with proceeds from the Company's initial public offering in November 1995 and its second public offering in May 1996.

         The provision for income taxes for 1996 was $9.0 million (an effective tax rate of 42.1%), as compared with $2.6 million (an effective tax rate of 41.7%) for 1995. The higher effective rate for 1996 reflects the amortization of goodwill related to the acquisition of Cutler-Williams and Leafstone, which are not deductible for federal income tax purposes, and a higher corporate federal income tax rate.

         NET INCOME. Due to the factors described above, net income for 1996 was $12.4 million compared with $3.6 million for 1995. Net income as a percentage of revenues increased to 3.1% for the 1996 period, from 1.5% for 1995.

         COMPARISON OF PRO FORMA OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1995

         SUMMARY. Pro forma operating results, which assume all acquisitions were made as of the beginning of the periods presented, reflect the high internal growth rate of the Company's IT and support services groups during the first nine months of 1996. Pro forma revenues for the nine months ended September 30, 1996 were $466.4 million, up 18.5% from $393.5 million in 1995. Pro forma net income rose 209.2% to $13.6 million, or $0.46 per share, compared with pro forma net income of $4.4 million, or $0.21 per share, in 1995.

         IT GROUP. Pro forma revenues and gross profit for the nine months ended September 30, 1996, which can be used as a measure of internal growth, increased 29.6% and 26.2%, respectively, from 1995. These improvements reflect the continued strong demand for the Company's information technology services. Pro forma gross margin was slightly lower in 1996 due to the lower internal growth rate of certain high gross-margin businesses that were acquired in early 1996.

         SUPPORT SERVICES GROUP. Pro forma revenues and gross profit for the nine months ended September 30, 1996, increased 10.8% and 10.6%, respectively, from 1995. These improvements primarily reflect the increase in revenues from the VIP programs, including new programs that were added after the third quarter of 1995.

         OPERATING COSTS AND EXPENSES. Pro forma SG&A expenses for 1996 totaled $77.2 million (16.5% of revenues) compared with $67.7 million (17.2% of revenues) for 1995. The increase in pro forma SG&A expenses primarily related to internal growth of the operating companies and increased expenses at the corporate level. Virtually all of the Company's SG&A expenses were incurred by its operating subsidiaries, which reflects the decentralized nature of the Company's operations. The Company's front-office activities (e.g. recruiting, marketing, account management, placement, etc.) and most of the accounting and administrative activities of the operating companies are performed at the subsidiary level. SG&A expenses at the corporate level for 1996 totaled $4.3 million ($2.6 million for 1995). Corporate SG&A expenses related primarily to salaries and benefits of personnel responsible for corporate activities, including its acquisition program, and certain marketing, and administrative and reporting responsibilities. The pro forma results reflect historical SG&A expenses at the corporate level and therefore do not include the pro forma effects of personnel additions made subsequent to the beginning of each period to accommodate the growth of the Company.

         Depreciation and amortization totaled $6.1 million and $5.5 million for 1996 and 1995, respectively. Depreciation of $2.1 million and $1.7 million for 1996 and 1995, respectively, related primarily to depreciation of the fixed assets of the acquired companies and, to a lesser extent, capital expenditures made subsequent to acquisition. Amortization of $4.0 million and $3.8 million for 1996 and 1995, respectively, related to amortization of goodwill and non-compete agreements of the acquired companies.

         NON-OPERATING COSTS AND EXPENSES. Pro forma interest expense for 1996 totaled $6.5 million compared with $14.5 million for 1995. The decrease primarily related to the repayments of indebtedness with proceeds from the Company's initial public offering in November 1995 and proceeds from the

Company's second public offering in May 1996.

         The pro forma provision for income taxes for 1996 was $9.8 million (an effective tax rate of 42.0%), compared with $3.3 million (an effective tax rate of 42.8%) for 1995. The lower effective rate was due to an increase in income before income taxes that substantially exceeded the increase in permanent nondeductible expenses. The Company's effective tax rate includes the effects of state income taxes and the portion of goodwill amortization not deductible for federal income tax purposes.

         NET INCOME. Due to the factors described above, pro forma net income for 1996 was $13.6 million compared with $4.4 million for 1995. Pro forma net income as a percentage of pro forma revenues was 2.9% for 1996 compared with 1.1% for 1995.

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

         Under terms of its Credit Agreement, the Company may borrow under a revolving credit facility up to the lesser of $130 million or 3.5 times Pro Forma Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization of all acquired companies for the preceding twelve-month period). Borrowings under the Credit Agreement bear interest, at the Company's option, at LIBOR or the bank's base rate, plus the applicable margin. A commitment fee of 0.25% (0.375% if the leverage ratio, as defined, is greater than 2 to 1) is payable on the unused portion of the commitment. The Credit Agreement contains certain covenants which, among other things, restrict the payment of dividends and require the maintenance of certain financial ratios. As of November 12, 1996, the Company had outstanding borrowings of $68.7 million under the Credit Agreement.

         The Company and its lenders, led by First Union National Bank of North Carolina, have agreed to terms for a new credit facility, which is expected to be in place by the end of November. The new facility provides for borrowings of up to the lesser of $200 million or 3.5 times Pro Forma Adjusted EBITDA.
The Company may request the commitment be increased to $250 million. The terms of the new facility, including interest rates, facility fees and financial covenants, are more favorable to the Company than the Credit Agreement. Deferred costs of $1.4 million related to the Credit Agreement will be written-off in the fourth quarter of 1996.

         The Company's primary capital requirements relate to the acquisition of staffing businesses. During the first nine months of 1996, the Company made cash payments for acquisitions of $111.6 million. The Company's acquisition program will require significant additional capital. The Company intends to seek additional capital as necessary to fund such acquisitions through one or more funding sources that may include borrowings under the Credit Agreement or offerings of debt and/or equity securities of the Company. Cash flow from operations, to the extent available, may also be used to fund a portion of these expenditures. Although management believes that the Company will be able to obtain sufficient capital to fund acquisitions, there can be no assurance that such capital will be available to the Company at the time it is required or on terms acceptable to the Company.

         The Company currently expects capital expenditures for 1996 to be approximately $11.0 million, of which $7.5 million was incurred during the nine months ended September 30, 1996. The majority of these expenditures related to costs incurred in connection with the installation and development of an integrated front- and back-office information system, which is expected to be operational in late 1997 or early 1998. Most of the cost of this integrated information system will be incurred in 1997.

         The Company had working capital of $86.8 million and $33.7 million at September 30, 1996 and December 31, 1995, respectively. The Company had cash and cash equivalents of $8.9 million and $ 4.1 million at September 30, 1996 and December 31, 1995, respectively.

         The Company's operating cash flows and working capital requirements are significantly affected by the timing of payment of payroll and the receipt of payment from the customer. Generally, the Company pays the temporary employees of its Support Services Group weekly and the employees of its IT Group every two weeks. Payments from customers are received on average 30 to 65 days from the date of invoice. Cash flows provided by (used in) operating activities were $(7.3) million and $2.0 million for the nine months ended September 30, 1996 and 1995, respectively. The decrease in operating cash flows for 1996 reflected an increase in net accounts receivable between the periods. The increase in accounts receivable reflected the significant internal revenue growth of the Company during the current quarter, particularly with large customers (e.g. VIP programs) who typically are granted longer payment terms.

         Cash flows used in investing activities were $118.9 million and $40.0 million for the nine months ended September 30, 1996 and 1995, respectively. Cash used in investing activities consisted primarily of payments for acquisitions. Proceeds from the issuance of long-term debt and from the sale of common stock were used to fund the Company's investing activities.

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

SEASONALITY

         The Company's quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers' businesses. Demand for services in the Support Services Group has historically been lower during the year-end holidays through February of the following year, showing gradual improvement over the remainder of the year. Although less pronounced than in the Support Services Group, the demand for services of the IT Group is typically lower during the first quarter until customers' operating budgets are finalized. The Company believes that the effects of seasonality will be less severe in the future as revenues contributed by the IT Group continue to increase as a percentage of the Company's consolidated revenues.

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

                          PART II - OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a) EXHIBITS

                          27      Financial Data Schedule

                 (b) REPORTS ON FORM 8-K

                     A Form 8-K/A Current Report ("Form 8-K/A") was filed with the Commission on August 26, 1996. The Form 8-K/A reported the acquisition of Data Aid, Inc. ("Data Aid") on June 12, 1996 and included the following financial statements and pro forma financial information required by
                     Item 7.  "Financial Statements and Exhibits:"

                          Financial Statements of Data Aid

                          Report of Independent Auditors
                          Balance Sheets as of February 29, 1996 and
                             May 31, 1996 (Unaudited)
                          Statements of Income and Retained Earnings for the
                             Year Ended February 29, 1996 and the three months ended May 31, 1996 and 1995 (Unaudited)
                          Statements of Cash Flows for the Year Ended February
                             29, 1996 and the three months ended May 31, 1996 and 1995 (Unaudited)
                          Notes to Financial Statements (including notes to
                             unaudited interim periods)

                          Unaudited Pro Forma Financial Information of
                             COREStaff, Inc.

                          Pro Forma Condensed Consolidated Statement of
                             Operations for the Year Ended December 31, 1995
                          Pro Forma Condensed Consolidated Statement of
                             Operations for the Six Months Ended June 30, 1996
                          Notes to Unaudited Pro Forma Condensed Consolidated
                             Financial Statements

                     A Form 8-K Current Report was filed with the Commission on September 25, 1996 reporting the acquisition of On-Line Resources, Inc. on September 18, 1996. Pursuant to an amendment to Rule 3-05 of Regulation S-X, no financial statements or pro forma financial information are required by Item 7. "Financial Statements and Exhibits."

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     CORESTAFF, INC.
                                     (REGISTRANT)


Date:  November 13, 1996             By:     /s/ Edward L. Pierce
                                             --------------------------------
                                             Edward L. Pierce
                                             Senior Vice President, Chief
                                             Financial Officer, and
                                             Assistant Secretary
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)

                                 EXHIBIT INDEX


         EXHIBIT
         NUMBER                              EXHIBIT DESCRIPTION
         -------                             -------------------

           27                              Financial Data Schedule