Form 10-K405
period 1996-12-31
CORESTAFF INC
filed 1997-03-28
CIK 1000366

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                        Commission File Number: 0-26970

                                CORESTAFF, INC.
             (Exact name of registrant as specified in its charter)


                   DELAWARE                                                        76-0407849
        (State or other jurisdiction of                                          (I.R.S. Employer
        incorporation or organization)                                          Identification No.)

4400 POST OAK PARKWAY, SUITE 1130, HOUSTON, TEXAS                                   77027-3413
     (Address of Principal Executive Offices)                                       (Zip Code)


Registrant's telephone number, including area code:  (281) 602-3400

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR VALUE $.01 PER SHARE
                        _______________________________

        Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  /X/   No  / /

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

        As of March 1, 1997, there were 31,283,825 shares of Common Stock and 707,232 shares of Class B Non-Voting Common Stock of the Registrant outstanding. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $442 million based upon the closing price of $23 5/8 per share on February 28, 1997.


                      DOCUMENTS INCORPORATED BY REFERENCE

        Items 11, 12 and 13 and certain parts of Item 10 of Part III have been omitted from this Annual Report since the Registrant will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement, pursuant to Regulation 14A, which involves the election of directors. The information required by Items 10, 11, 12 and 13 of Part III of this Annual Report, which will appear in the definitive proxy statement, is incorporated by reference into this Annual Report.

--------------------------------------------------------------------------------

                                CORESTAFF, INC.
              ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1996

                               TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
PART I

    Item 1.      Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
                     General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
                     The Temporary Staffing Industry  . . . . . . . . . . . . . . . . . . . . . . . . .     1
                     Strategy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2
                     Acquisitions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
                     Recent Developments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5
                     Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5
                     Branch Offices and Centralized Business Operations . . . . . . . . . . . . . . . .     8
                     Sales and Marketing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8
                     Recruiting of Temporary Employees  . . . . . . . . . . . . . . . . . . . . . . . .     8
                     Assessment and Training  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9
                     Competition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9
                     Integration of Acquired Companies  . . . . . . . . . . . . . . . . . . . . . . . .     9
                     Workers' Compensation Program; Safety Program  . . . . . . . . . . . . . . . . . .     9
                     Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10
                     Executive Officers . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10
                     Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12
    Item 2.      Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
    Item 3.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
    Item 4.      Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . .    13

PART II

    Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters  . . . . . . . .    14
    Item 6.      Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15
    Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operation .    16
    Item 8.      Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . .    24
    Item 9.      Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24

PART III

    Item 10.     Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . .    24
    Item 11.     Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24
    Item 12.     Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . .    24
    Item 13.     Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . .    24

PART IV

    Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . .    25

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    CORESTAFF, Inc. ("CORESTAFF" or the "Company") is one of the largest diversified staffing services firms in the United States. The Company provides a broad range of information technology ("IT") and staffing services to a diverse client base through its network of 130 branch offices in the United States and the United Kingdom.

    Since its inception in July 1993, the Company's growth has been through the acquisition of businesses in the staffing industry and high internal growth.
As of December 31, 1996, the Company had acquired 26 businesses, including 12 IT services, 11 staffing services and three physical therapy staffing businesses. In January 1997, the Company sold its physical therapy staffing business, which accounted for less than two percent of its consolidated revenues and gross profit, and thereby exited the health care staffing industry. The Company plans to focus on the further expansion and development of its two core businesses, which will include expansion into complementary service lines and businesses.

    The Company's services are provided through its two business units: COMSYS Information Technology Services ("COMSYS") and CORESTAFF Services. COMSYS provides highly-skilled computer professionals principally to FORTUNE 1000 companies and governmental agencies. COMSYS accounted for 48.2% and 54.8% of the Company's pro forma revenues and gross profit, respectively, for the year ended December 31, 1996. CORESTAFF Services provides office support, light industrial and specialized services to local, regional and national customers. CORESTAFF Services accounted for 50.6% and 44.0% of the Company's pro forma revenues and gross profit, respectively, for the year ended December 31, 1996.

    The Company's principal executive offices are located at 4400 Post Oak Parkway, Suite 1130, Houston, Texas 77027-3413 (telephone: 281-602-3400).

THE TEMPORARY STAFFING INDUSTRY

    According to Staffing Industry Report, a staffing services industry publication, the temporary staffing industry was estimated to have 1996 revenues of approximately $45 billion and a compound annual growth rate of approximately 17% over the past five years. The IT services sector was estimated to have 1996 revenues of approximately $11 billion, which represents a 24% increase per year for the past three years. The Company believes that the demand for traditional staffing services and information technology staffing services will continue to increase due to changes in workforce lifestyles, advances in technology and the increasing desire of many companies to shift employee costs from a fixed to a variable expense and to outsource the support functions.

    The temporary staffing industry was once used predominately as a short-term solution for peak production periods and to temporarily replace workers absent due to illness, vacation, or abrupt termination. Since the mid-1980s, the temporary services sector has evolved into a permanent and significant component of the staffing plans of many corporations. Corporate restructuring, downsizing, government regulations, advances in technology, and the desire by many companies to shift employee costs from a fixed to a variable expense have resulted in the use of a wide range of staffing alternatives by businesses. In addition, the reluctance of corporations to risk exposure to wrongful discharge claims has led to an increase in companies using temporary staffing as a means of evaluating the qualifications of personnel before hiring them on a full-time basis. Furthermore, many companies are adopting strategies that focus on their core businesses and, as a result, are outsourcing the support functions of their non-core businesses. The National Association of

Temporary and Staffing Services estimates that more than 90% of all United States businesses use staffing services.

    Information technology staffing services has become one of the fastest growing sectors of the temporary staffing industry. Over the last decade, the increased use of technology has led to a dramatic rise in demand for technical project support, software development, and other computer-related services. Corporations have outsourced many of these departments and/or have used the employees of staffing firms in an attempt to meet the increased demand for computer-skilled personnel.

    The Company believes that the temporary staffing industry is highly fragmented and is currently experiencing a trend toward consolidation primarily due to the increasing demand by large companies for centralized staffing services and the difficulties faced by many smaller staffing companies in today's staffing services market. The growth of national and regional accounts resulting from the centralization of staffing decisions by national and larger regional companies has increased the importance of staffing companies being able to offer a wide range of services over a broad geographic area. In addition, many smaller staffing companies are experiencing increased difficulties due to factors such as significant working capital requirements, limited management resources, and an increasingly competitive environment.

STRATEGY

    The Company seeks to become the leading provider of a broad range of high-quality IT and staffing services to a diverse, national client base. The Company's strategy is focused on internal growth, strategic acquisitions, and the continued development of additional complementary staffing services. The Company believes that its business strategy will provide it with a competitive advantage in pursuing and maintaining major national and regional accounts as well as in serving local markets. The key elements of the Company's strategy are presented below.

    INCREASE REVENUES THROUGH INTERNAL GROWTH

   Since its inception in July 1993, the Company has focused on the establishment of a national branch network of staffing services operations. The Company believes it can increase revenues through internal growth due to its well-developed presence in key geographic and sector-specific markets. The Company's existing branch office network has the infrastructure and support systems in place to enable it to expand and enhance services with limited incremental expense. The Company believes that it can achieve significant economies of scale by opening and clustering branch offices in new and existing markets through the allocation of management, advertising, recruiting, and training costs over a larger revenue base. The Company is also focused on increasing penetration of national accounts through the cross-selling of services.

   CONTINUE TO PURSUE STRATEGIC ACQUISITIONS

   The Company's growth strategy includes the continued acquisition of established, profitable regional staffing businesses in markets with attractive growth opportunities. These businesses are intended to serve as a basis for future growth and, therefore, must have the management infrastructure and other operating characteristics necessary to significantly expand the Company's presence within a specific sector and geographic area. The Company is also focused on acquiring smaller companies, which can be integrated into its existing platform companies to increase market share with minimal incremental expense. The Company believes that its favorable reputation and management style facilitate its efforts to make acquisitions of these smaller businesses that are seeking alliances with larger staffing companies to more effectively compete for national contracts.

   The Company's acquisitions team has extensive experience in identifying and evaluating attractive acquisition targets. Since its formation, CORESTAFF has acquired 26 businesses in the staffing industry. The following table shows acquisition activity for each of the past three years.

                                 1994           1995           1996
                              ----------     ----------     -----------
Acquisitions Completed:
   Staffing Services                   3              4               4
   IT Services                         1              1              10
   Other                              --              1              --
                              ----------     ----------     -----------
      Total                            4              6              14
                              ==========     ==========     ===========

Purchase Consideration
   (in thousands)             $   58,102     $   40,304     $   174,393
                              ==========     ==========     ===========


    ENHANCE LEADERSHIP POSITION IN THE INFORMATION TECHNOLOGY SERVICES SECTOR

    Recently there has been a dramatic increase in demand for technical project support, software development, and other computer-related services resulting from the increased use of technology. This high level of demand, coupled with the higher value-added nature of such services, generally results in higher profit margins than those earned by providing general support services.

    The Company established its IT services group with the acquisition of two major businesses in September 1994 and June 1995. Since that time, the Company acquired ten additional IT services businesses, including one technical communications outsourcing business. The Company believes that it is a leading provider of IT staff augmentation services, with 1996 pro forma revenues of $354 million. The Company has targeted the high-growth, high-margin IT services sector as its primary growth area and intends to aggressively enhance its existing leadership position in this sector. Pro forma revenues for 1996 from the IT services group increased 32% over 1995, reflecting high internal growth, while maintaing high gross margins. The Company expects that revenues contributed by COMSYS and its other IT services businesses will continue to increase as a percentage of its total revenues.

    The Company believes that it is well positioned to capitalize on the anticipated continued growth in the IT sector due to its size, geographic breadth, industry experience, and expertise in providing a wide range of information technology staff augmentation services. The Company intends to grow significantly in this area through (i) selective acquisitions, (ii) the opening of offices in new and existing markets, (iii) aggressive recruiting, training, and marketing of industry specialists with a wide range of technical expertise, and (iv) active cross-selling of its information technology staffing services to its existing support services customers. In 1997, the Company intends to pursue businesses with specializations in custom software development, packaged software implementation, critical computer code maintenance and network implementation and integration. See "Recent Developments."

    EXPAND GEOGRAPHIC AND SECTOR DIVERSITY

    The Company seeks to increase revenues and enhance earnings stability by continuing to expand its geographic and sector diversity. The Company currently provides a wide variety of information technology and staffing services in the Western, Southwestern, Southeastern and Eastern states. The Company believes that this geographic and sector diversity helps protect it from adverse regional economic and business cycles. In addition, this diversity provides the Company with an advantage when pursuing contracts with national accounts, which generally have numerous locations and a wide variety of staffing needs. The Company intends to package and market its services with the goal of becoming the primary staffing provider to FORTUNE 1000 companies and other national accounts.

    CONTINUE DEVELOPMENT OF VENDOR-IN-PARTNERSHIP PROGRAM

    The Company believes that its Vendor-in-Partnership ("VIP") program provides an attractive opportunity to grow its operating revenues while generating higher-than-average operating margins. While these VIP programs tend to have lower gross margins than traditional temporary staffing services, higher volumes and proportionately lower operating costs result in attractive operating profits for the Company. In 1996, the Company had 50 VIP programs, which generated combined pro forma revenues of approximately $103 million. Under these programs, the Company assumes administrative responsibility for coordinating all temporary personnel services throughout a client's organization or location. The VIP program provides the Company with an opportunity to establish long-term relationships with clients and a more stable source of revenue, while providing clients with a dedicated, on-site account manager who can more effectively meet the client's changing staffing needs with high quality and consistent service. The Company is using the VIP program in the staffing services sector to establish itself as a leading VIP staffing provider in the information technology services sector.

    PROVIDE ENTREPRENEURIAL ENVIRONMENT

    The Company believes that its entrepreneurial business environment rewards performance. Each branch office is operated as a separate profit center with local management having profit and loss responsibilities. The Company believes that this management philosophy allows it to attract and retain highly talented managers who have demonstrated the ability to operate independently and succeed within a decentralized management structure. The Company has established guidelines that offer its managers and field personnel latitude in operational areas such as hiring, pricing, training, sales, and marketing. In addition, the Company has a profit-based compensation program at the national, regional and local levels and a broadly distributed stock option program to further incentivize employees through ownership in the Company.

ACQUISITIONS

    During 1996, the Company acquired 14 companies, which had combined 1996 revenues of more than $280 million. The material acquisitions during 1996 are briefly described below:

    DATRONICS MANAGEMENT, INC. AND DATRONICS U.K. LIMITED. In January 1996, the Company acquired Datronics for $19.2 million. Datronics is a New York-based IT services business with 1996 revenues of approximately $15.1 million. Datronics has seven branch offices located in New York, Texas, Georgia, Arizona, New Jersey and North Carolina. Datronics also has a branch office in the United Kingdom.

    REGAL DATA SYSTEMS, INC. In April 1996, the Company acquired Regal for $21.6 million. Regal is a New Jersey-based IT services business with 1996 revenues of approximately $31.2 million. Regal has one office in New Jersey.

    DATA AID, INC. In June 1996, the Company acquired Data Aid for $23.2 million. Data Aid is an Alabama-based IT services business with 1996 revenues of approximately $25.7 million. Data Aid has three branch offices in Alabama and Georgia.

    ON-LINE RESOURCES, INC. In September 1996, the Company acquired On-Line for $17.9 million. On-Line is a Florida-based IT services business with 1996 revenues of approximately $20.2 million. On-Line has five branch offices located in California, Oregon, Iowa, Mississippi and Washington.

    TRANSWORLD SERVICES GROUP. In October 1996, the Company acquired Transworld for $18.1 million. Transworld is a Florida-based staffing services business with 1996 revenues of approximately $36.0 million. Transworld has six branch offices in Florida, New Jersey and South Carolina.

    TELOS CONSULTING SERVICES. In December 1996, the Company acquired Telos for $31.4 million. Telos is a California-based IT services business with 1996 revenues of approximately $33.1 million. Telos has 11 branch offices in California, Colorado, Florida, Idaho, Massachusetts, Nevada and Virginia.

    The Company is continually seeking acquisition opportunities and believes that there exists a substantial number of potentially attractive acquisition opportunities in the information technology and staffing services industries. The Company from time to time enters into discussions and non-binding letters of intent that may lead to potential acquisitions but no assurances can be given that future acquisitions will be consummated.

RECENT DEVELOPMENTS

    In January 1997, the Company acquired Roberta Enterprises, Inc. ("Roberta"), which had approximately $36 million in revenues for 1996. Roberta provides general support staffing services through seven branch offices in California. Also in January, the Company sold its physical therapy staffing business, a non-core business that accounted for less than two percent of the Company's 1996 consolidated revenues and operating income.

    In March 1997, the Company entered into a new line of business, Information Technology Solutions, with the acquisition of Metamor Technologies, Ltd. ("Metamor"). Metamor, a Chicago-based firm, provides a broad range of strategic IT services. Its primary focus is assisting clients transition from older technologies to state of the art platforms and products. The Company also entered into a definitive agreement to acquire Business Management Data, Inc. and its India-based affiliate, Sriven Computer Solutions, Inc. These companies provide various IT solutions, including system integration, computer code maintenance, system reengineering and Year 2000 conversion services. The Company plans to focus on developing this new line of business through acquisitions and alliances with COMSYS, which can provide just-in-time staffing to meet the requirements of this new line of business.

OPERATIONS

    The Company's business is conducted through its two business units: COMSYS Information Technology Services, which provides highly skilled computer professionals principally to FORTUNE 1000 companies and governmental agencies, and CORESTAFF Services, which provides office support, light industrial and specialized services to local, regional and national customers.

    COMSYS INFORMATION TECHNOLOGY SERVICES

    COMSYS Information Technology Services provides personnel to meet the growing need for employees with advanced computer-related skills. As of December 31, 1996, COMSYS operated 46 branch offices located in Alabama, Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Texas, Virginia, Washington and the United Kingdom.

    COMSYS offers staff for a full spectrum of computer-related services ranging from traditional systems analysis to high value-added information technology consulting and project management. Depending upon the needs of the client, four primary types of staffing services are offered: information and systems development services, management services, advanced technology services, and government services.

    INFORMATION AND SYSTEMS DEVELOPMENT SERVICES. The Company provides highly-skilled information systems personnel ("software engineers") to meet clients' specific needs in the following areas:

    Technical Services -          designing, programming and evaluation of
                                  operating systems, databases, networks,
                                  and communications systems

    Contract Programming          programming of existing applications,
    and Maintenance -             development and implementation of new
                                  applications and maintenance

    Conversion Services -         data, platform, language and application
                                  conversions

    Documentation Services -      creation, maintenance or re-engineering of
                                  various forms of documentation

    Testing -                     systems and software testing and quality
                                  assurance including support using proprietary testing methodologies - S.M.A.R.T. Testing
                                  Methods

    MANAGEMENT SERVICES. As clients' technology needs have become more complex, demand has increased for comprehensive information technology solutions that involve not only providing temporary workers, but also management of the underlying project. In a management services assignment, the Company assumes greater responsibility for a project's success than it would in a traditional information services assignment. These services are provided on the following bases:

    Consulting Services -         development of solutions, usually delivered
                                  in a report or recommendation, to a client's specific information technology needs

    Project Management            staffing and management of a specific
    and Project Outsourcing -     information technology project within written
                                  performance criteria and objectives including project outsourcing, both onsite and offsite

    ADVANCED TECHNOLOGY SERVICES. The Company provides leading-edge information technology services to staff positions that require knowledge of emerging technologies. Such advanced technology services include IT architecture and engineering, systems consulting, network systems consulting, complex internet enabled applications and client/server and object oriented services. The Company supports all major computer technology platforms (mainframe, mid-range, client server and network) and supports client projects using a variety of software applications. The Company implements SAP's client/server software, custom develops Oracle, Informix, DB2, VisualBasic and C++ applications and implements and supports Windows NT, Norrell and UNIX based environments.

    GOVERNMENT SERVICES. The Company provides software engineers and technical consultants to 84 government agencies in 20 states and believes that it is a major provider of information technology services to state government agencies. In the government services segment, the Company's personnel have technical expertise and application knowledge primarily in health, welfare and human services, transportation and highways, and environmental services.

    TECHNICAL COMMUNICATIONS OUTSOURCING. COREComm maintains a full-time staff of writers, editors, graphic artists, and consultants to fulfill the technical communication outsourcing needs of its clients through four branch offices located in Texas and Oklahoma. In an effort to further develop this business, COREComm has established alliances with companies that have ongoing technical communication needs, including company magazines, ISO 9000 documentation, maintenance manuals, newsletters, on-line documentation, technical articles, books, brochures, papers, reports, and product specification sheets.

    CORESTAFF SERVICES

    CORESTAFF Services provides office/clerical, light industrial, and electronic/technical services through 84 branch offices (including 4 franchise offices) located in Arizona, California, Colorado, Connecticut, the District of Columbia, Florida, Georgia, Illinois, Maryland, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Texas, Virginia and Wyoming. CORESTAFF Services accounted for 50.6% and 53.8% of the Company's pro forma revenues for the years ended December 31, 1996 and 1995, respectively. Office/clerical staffing services include providing secretaries, word processors, receptionists, general office support, telemarketers, data entry personnel, bookkeepers, and collectors. Also included in the office/clerical category are staffing services in the accounting, financial and library services areas, all of which require specialized training. Light industrial staffing includes the provision of unskilled and semi-skilled personnel in light manufacturing and assembly, picking and packing, warehouse services, equipment handling, inventory, and shipping and receiving.
Electronic/technical staffing includes the training and provision of skilled personnel in electronic manufacturing.

    CORESTAFF Services provides a wide range of staffing options to its clients, including, but not limited to, supplemental and project staffing and VIP programs. The appropriate staffing option depends on the nature and length of the assignment and the degree of day-to-day management responsibility delegated to the provider of the services.

    SUPPLEMENTAL STAFFING. Often considered traditional or tactical temporary help, supplemental staffing assignments generally range in duration from one day to several months. Supplemental staffing provides clients with maximum flexibility in meeting staffing requirements as clients may commence and terminate assignments at any time and with short notice. In addition, because clients generally only pay for the time actually worked by a supplemental staffing employee, they can use supplemental staffing employees at any time and on any day without paying a premium for shift, holiday, or weekend labor.

    VENDOR-IN-PARTNERSHIP PROGRAMS. In response to increased client demand, the Company provides, through its VIP program, coordination of temporary personnel services by providing a dedicated on-site account manager to assist in the procurement and management of the client's temporary workforce. Customized to the needs of each client, the Company designs and implements programs that include services such as specialized testing, drug screening, selection and monitoring of back-up vendors, enforcement of the client's quality standards, and orientation of each temporary employee to the client's work site, culture, and job requirements. The Company had 50 VIP programs, which generated combined pro forma revenues of approximately $103 million for the year ended December 31, 1996.

    PROJECT STAFFING. The Company provides contract employees to clients who require personnel to staff specific projects for a defined period of time. Generally, project staffing involves a commitment of a team of employees who remain at the site until completion of the project.

    VARIABLE CAPACITY STRATEGIES ("VCS"). VCS is a staffing service program that improves productivity and total quality output by reducing turnover through proactive training and rotation of employees performing repetitive job assignments. VCS, which was added to the Company's service offerings in 1996 as a result of the acquisition of Transworld, generates significantly higher margins than most of the Company's other staffing services offerings. Currently, this program is being used by only a few of the Company's customers and the Company is developing a roll-out strategy and methodology to extend this program throughout its branch network.

    SPECIALIZED SOFTWARE TOOLS. During 1996, CORESTAFF Services added a number of software tools, including COREtrack and COREskills, in an effort to give the Company a competitive marketing advantage. COREtrack is a specialized software program that assists clients in managing critical information related to multiple staffing providers. This system tracks a wide-range of information, including orders, activity assignments and invoices. COREskills is an interactive computer training and certification program that trains and qualifies temporary and client employees in the latest office software products.

BRANCH OFFICES AND CENTRALIZED BUSINESS OPERATIONS

    The Company provides temporary, contracting and outsourcing services through 126 company-operated branch offices and four franchise-operated branch offices located primarily in the Western, Southwestern, Southeastern and Eastern states. While COMSYS Information Technology Services and CORESTAFF Services currently maintain separate facilities, it is the Company's intention to reduce costs as well as enhance cross-selling of services by opening multi-sector service centers where appropriate. All of the Company's branch offices are leased. The average lease term is three to five years. As of December 31, 1996, the Company had 46 IT services branch offices and 84 staffing services branch offices.

SALES AND MARKETING

    The Company has developed a sales and marketing strategy that focuses on national, regional and local accounts and is implemented through its branch locations. Regional and local accounts are targeted by account managers at the branch offices permitting the Company to capitalize on the local expertise and established relationships of its branch office employees. Such accounts are solicited through personal sales presentations, telephone marketing, direct mail solicitation, referrals from clients, and advertising in a variety of local and national media, including the Yellow Pages, newspapers, and trade publications. The Company also conducts public relations activities designed to enhance public recognition of the Company and its services. Local employees are encouraged to be active in civic organizations and industry trade groups to facilitate the development of new customer relationships.

    The Company's national sales and marketing effort is coordinated by management at the corporate level, which enables the Company to develop a consistent, focused strategy to pursue national account opportunities. This strategy allows the Company to capitalize on the desire of national clients to work with a limited number of preferred vendors for their staffing requirements.

RECRUITING OF TEMPORARY EMPLOYEES

    The Company recruits its temporary and contract employees through a recruiting program that primarily uses local and national advertisements and job fairs. In addition, the Company has succeeded in recruiting qualified employees through referrals from its existing labor force. As a result, the Company has initiated a policy whereby it pays referral fees to employees responsible for attracting new recruits. The Company believes this balanced recruiting strategy will continue to provide it with sufficient high quality temporary employees to meet its staffing demands.

    In the information technology services sector, the demand for software engineers and technology consultants significantly exceeds supply. In an effort to attract a wide spectrum of employees, the Company offers diverse employment options and training programs. The two primary approaches the Company uses are full-time employee status with an annual salary irrespective of assignment, and hourly contingent worker status for which compensation is tied to the duration of the assignment. In addition, COMSYS operates and maintains ten regional learning centers to provide its employees with access to and training in new software applications as well as a diversity of mainframe, client/server, and personal computer technologies. The Company believes that these learning centers have improved employee retention, increased the technical skills of the Company's personnel, and resulted in better service for the Company's clients.

ASSESSMENT AND TRAINING

    To better meet the needs and requirements of its clients and to enhance the marketability and job satisfaction of its employees, the Company uses a comprehensive system to assess and train its employees. The Company conducts extensive background, drug, and skills screening of potential temporary employees and contract consultants and provides these employees with written and video workplace orientation courses that are tailored to the practices and policies of specific clients. Computerized tutorials are available in the CORESTAFF Services branch offices for temporary employees wishing to upgrade their typing, data entry, spreadsheet, office automation, desktop publishing, or word processing skills. In addition, COMSYS maintains ten regional learning centers covering a broad spectrum of courses concerning mainframe applications development and maintenance, client/server technology, and desktop-user support. These learning centers are located in Austin and Dallas, Texas; Cleveland, Ohio; Raleigh, North Carolina; St. Louis, Missouri; Chicago and Springfield, Illinois; Tallahassee, Florida; Atlanta, Georgia; and Rockville, Maryland.

COMPETITION

    The temporary services industry is fragmented and highly competitive, with limited barriers to entry. Within local markets, smaller firms actively compete with the Company for business, and in most of these markets, no single company has a dominant share of the market. The Company also competes with larger full-service and specialized competitors that have significantly greater marketing, financial and other resources than the Company. The Company believes that the primary competitive factors in obtaining and retaining clients are the ability to provide a wide range of staffing services within an expansive geographic area, to understand the client's specific job requirements, to provide temporary personnel with the appropriate skills in a timely manner, to monitor quality of job performance, and to properly price services. The primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, responsiveness to work schedules, and the number of hours of work available. Management believes that the Company is highly competitive in these areas.

INTEGRATION OF ACQUIRED COMPANIES

    Management begins integrating newly acquired companies as soon as practicable. This process involves formalizing and standardizing each acquired company's marketing and sales programs and field operations procedures. Standardized personnel manuals are distributed, and the acquired company is brought under CORESTAFF's uniform risk management program. In some cases, CORESTAFF closes certain of the acquired company's offices and merges its operations and personnel, including field employees, into CORESTAFF's existing business.

    The Company is in the process of installing an integrated front- and back-office information system. Once operational, the Company will transition all its front- and back-office activities onto this new platform. This new system will integrate the Company's two proprietary front-office systems with the "PeopleSoft" system, which is a robust payroll, human resources, accounting and reporting information system. The Company's front-office systems are MARS, a proprietary management, administrative, recruiting and sales software system, designed specifically for the COMSYS Information Technology Services group and COREmatch, a staffing services front-office software system. Once implemented, this integrated information system will dramatically improve the timeliness and efficiency of data gathering and retrieval.

WORKERS' COMPENSATION PROGRAM; SAFETY PROGRAM

    The Company maintains workers' compensation insurance for all claims in excess of a deductible of $250,000 per occurrence and an aggregate $5 million limit of liability provision. The Company's insurance carrier currently requires the Company to maintain irrevocable letters of credit of $3.9 million to cover potential losses related to the self-insurance portion of its program. Under its workers' compensation program, field personnel work in conjunction with a designated risk manager and a third-party administrator to manage claims and establish appropriate reserves for the deductible portion of claims. An independent actuary provides advice on overall workers' compensation costs as well as an actuarial valuation regarding the adequacy of the reserves for payments relating to the uninsured portion of workers' compensation claims. The reserve balances determined by the third-party administrator and Company management are adjusted to the amounts recommended by the actuary.

    The Company has a safety program in its branch offices to provide appropriate safety training to employees prior to job assignment. The risk manager and field personnel also perform safety inspections at customer locations to help determine potential risks for employee injury and to assist customers in making the workplace safer. Company policies prohibit staffing of high-risk work. Behavioral testing is also used to help reduce unnecessary claims.

EMPLOYEES

    At December 31, 1996, the Company employed approximately 2,000 full-time staff employees and had approximately 3,800 information technology consultants on assignment. During 1996, the Company employed approximately 91,000 temporary and contract employees and had an average of approximately 23,000 employees on assignment per week. The Company is not a party to any collective bargaining agreements and considers its relationships with its employees to be satisfactory.

    The Company is responsible for and pays the employer's share of Social Security taxes (FICA), federal and state unemployment taxes, workers' compensation insurance, and other costs relating to its temporary employees. The Company makes health insurance benefits available to its temporary employees. Generally, temporary employees with more than 1,000 hours of service per year are eligible to participate in the Company's 401(k) Retirement Savings Plan.

EXECUTIVE OFFICERS

    The executive officers of the Company are as follows:

                      NAME                           AGE                          POSITION
                      ----                           ---                          --------
Michael T. Willis . . . . . . . . . . . . . . . .     52          Chairman of the Board, Chief Executive
                                                                     Officer and President
Rocco N. Aceto  . . . . . . . . . . . . . . . . .     40          Executive Vice President - Staffing
                                                                     Services
Joseph V. Amella  . . . . . . . . . . . . . . . .     41          Executive Vice President - Eastern
                                                                     Operations, Staffing Services
George W. Fink  . . . . . . . . . . . . . . . . .     49          Executive Vice President - Information
                                                                     Technology Services
Austin P. Young . . . . . . . . . . . . . . . . .     56          Executive Vice President - Finance and
                                                                     Administration
Peter T. Dameris  . . . . . . . . . . . . . . . .     37          Senior Vice President, General Counsel
                                                                     and Secretary
Edward L. Pierce  . . . . . . . . . . . . . . . .     40          Senior Vice President, Chief Financial
                                                                     Officer and Assistant Secretary

    MICHAEL T. WILLIS has served as Chairman of the Board, Chief Executive Officer and President of the Company since its formation and has been in the personnel and temporary services industry for more than 20 years. Mr. Willis founded The Talent Tree Corporation ("Talent Tree") in 1976 and built it into one of the largest temporary services companies in the United States. Mr. Willis sold Talent Tree to Hestair plc in 1987 and then continued as President and Chief Executive Officer until April, 1993. Mr. Willis is also a director of the Southwest Bank of Texas, a publicly-traded financial institution.

     ROCCO N. ACETO has served as Executive Vice President - Staffing Services since September 1996 and President of CORESTAFF Support Services, Inc. (formerly United Staffing Services, Inc.), a subsidiary of the Company, since August 1994. Mr. Aceto serves as President of CORESTAFF Services. Prior to joining the Company in August 1994, Mr. Aceto was a corporate Vice President and General Manager of Pagenet of Orange County, California from March 1992 to August 1994. From July 1980 until joining Pagenet, Mr. Aceto worked with Pitney Bowes where he served as a division Vice President.

    JOSEPH V. AMELLA has served as Executive Vice President - Eastern Operations, Staffing Services since August 1994. Mr. Amella serves as
President of the Eastern Division of CORESTAFF Services and has over 14 years of experience in the staffing industry. Prior to joining the Company, Mr. Amella served in various capacities with Talent Tree including Vice President and General Manager, and Senior Vice President - Mid-Atlantic Division from March 1984 to April 1993.

    GEORGE W. FINK has served as Executive Vice President - Information Technology Services and President of COMSYS Technical Services, Inc., a subsidiary of the Company, since September 1995. Mr. Fink serves as President of COMSYS Information Technology Services. Prior to joining the Company,
Mr. Fink was self-employed, managing a variety of personal investments. From June 1986 until July 1993 and from August 1993 until March 1994, Mr. Fink served as President and Chief Executive Officer of Remco America, Inc. and Rent-A-Center, respectively. Prior to joining Remco, Mr. Fink was a partner with Ernst & Young LLP and a director of the Houston Office Entrepreneurial Services Group.

    AUSTIN P. YOUNG has served as a Director and Executive Vice President - Finance and Administration of the Company since September 1996. Prior to joining the Company, Mr. Young served as Senior Vice President and Chief Financial Officer of American General Corporation. Prior to joining American General Corporation in 1987, Mr. Young was a partner with KPMG Peat Marwick where his career spanned 22 years.

     PETER T. DAMERIS has served as Senior Vice President, General Counsel and Secretary of the Company since September 1996. Mr. Dameris previously served as Vice President, General Counsel and Secretary since January 1995. Prior to joining the Company in January 1995, Mr. Dameris was a partner with the law firm of Cochran, Rooke and Craft, LLP and served as counsel to the Company since its formation in July 1993. Mr. Dameris was associated with Cochran, Rooke and Craft, LLP from June 1989 to January 1995.

    EDWARD L. PIERCE has served as Senior Vice President, Chief Financial Officer and Assistant Secretary of the Company since September 1996. Mr. Pierce previously served as Vice President-Finance and prior thereto as Vice President and Controller of the Company. Prior to joining the Company in November 1994, Mr. Pierce served in various capacities with American Oil and Gas Corporation, including Director of Accounting, Taxation, and Reporting, Assistant Controller, and Corporate Controller, from January 1990 to November 1994 and as an Audit Manager for Arthur Andersen LLP prior thereto.

RISK FACTORS

    The Company's business operations and financial results are subject to various uncertainties and future developments that cannot be predicted. Certain of the principal risks and uncertainties that may affect the Company's operations and financial results are identified below.

    FORWARD-LOOKING INFORMATION. This Annual Report contains various forward-looking statements and information that are based on management's belief as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "estimate," "project," "expect," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the economy, the degree and nature of competition, demand for the Company's services, and the Company's ability to integrate the operations of acquired businesses, to recruit and place temporary professionals, to expand into new markets, and to maintain profit margins in the face of pricing pressures.

     LIMITED OPERATING HISTORY. The Company was founded in July 1993 and has subsequently grown primarily through the acquisition of information technology and staffing services companies. Although certain of these acquired businesses have been in operation for some time, the Company has only a limited operating history. Future operating results will depend upon many factors, including fluctuations in the economy, the degree and nature of competition, demand for the Company's services, and the Company's ability to integrate the operations of acquired businesses, to recruit and place temporary professionals, to expand into new markets, and to maintain margins in the face of pricing pressures.

    ABILITY TO CONTINUE COMPANY GROWTH. The Company has experienced significant growth in the past, principally through acquisitions. There can be no assurance that the Company will continue to be able to expand its market presence in its current locations or to successfully enter other markets or integrate acquired businesses into its operations. The ability of the Company to continue its growth will depend on a number of factors, including existing and emerging competition, the availability of attractive acquisition opportunities and working capital to support such growth and the ability of the Company to consummate such acquisition opportunities. The Company must also manage costs in changing regulatory environments, adapt its infrastructure and systems to accommodate growth, and recruit and train additional qualified personnel.

    LIABILITIES FOR CLIENT AND EMPLOYEE ACTIONS. Temporary service providers are in the business of employing people and placing them in the workplace of other businesses. An attendant risk of such activity includes possible claims of discrimination and harassment, employment of illegal aliens, and other similar claims. The Company has policies and guidelines in place to reduce its exposure to these risks. However, a failure to follow these policies and guidelines may result in negative publicity and the payment by the Company of monetary damages or fines. Although the Company historically has not had any significant problems in this area, there can be no assurance that the Company will not experience such problems in the future.

    The Company is also exposed to liability with respect to actions taken by its employees while on assignment, such as damages caused by employee errors, misuse of client proprietary information, or theft of client property. To reduce such exposures, the Company maintains insurance policies covering general liability, workers' compensation claims, errors and omissions, and employee theft. Due to the nature of the Company's assignments, in particular, access to client information systems and confidential information, and the potential liability with respect thereto, there can be no assurance that insurance coverage will continue to be available or that it will be adequate to cover any such liability.

    RELIANCE ON KEY PERSONNEL. The Company is highly dependent on its management. The Company believes that its continued success will depend to a significant extent upon the efforts and abilities of its Chairman, President and Chief Executive Officer, Michael T. Willis, and certain other key executives. The loss of the services of Mr. Willis or the other key executives could have a material adverse effect upon the Company.

    HIGHLY COMPETITIVE MARKET. The temporary services industry is highly competitive with limited barriers to entry. The Company competes in national, regional and local markets with full service agencies and with specialized temporary services agencies. Several competitors have greater marketing and financial resources than does the Company. The Company expects that the level of competition will remain high in the future.

    FLUCTUATIONS IN THE GENERAL ECONOMY AFFECT DEMAND FOR TEMPORARY STAFFING SERVICES. Demand for temporary staffing services is significantly affected by the general level of economic activity. When economic activity increases, temporary employees are often added before full-time employees are hired. Similarly, as economic activity slows, many companies reduce their usage of temporary employees before undertaking layoffs of full-time employees. Further, in an economic downturn, the Company may face pricing pressure from its customers and increased competition from other staffing companies that could have a material adverse effect on the Company's business.

ITEM 2.  PROPERTIES

    Information on properties of the Company is included in Item 1. "Business."

ITEM 3.  LEGAL PROCEEDINGS

    The Company is, from time to time, a party to ordinary, routine litigation incidental to the Company's business, including discrimination, wrongful termination, harassment and other similar claims.

    The principal risks that the Company insures against are workers' compensation, personal injury, property damage, professional malpractice, errors and omissions, and fidelity losses. The Company maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable and prudent. In the opinion of management, the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal year 1996.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock has been quoted on the Nasdaq National Market under the symbol "CSTF" since November 8, 1995. The Company effected two three-for-two stock splits during 1996 by means of stock dividends of one share of Common Stock and Class B non-voting common stock ("Non-Voting Common Stock"), par value $0.01 per share, for every two shares of Common Stock and Non-Voting Common Stock, respectively, held of record on March 14, 1996 and September 10, 1996, respectively. The following table sets forth the range of the low and high closing prices of the Common Stock as reported on the Nasdaq National Market for the periods indicated and as adjusted for the two stock splits.

                                                           LOW          HIGH
                                                        ---------     --------
     YEAR ENDED DECEMBER 31, 1995
      Fourth Quarter (November 8 through December 31).. $10 39/64     $16 9/16
     YEAR ENDED DECEMBER 31, 1996
      First Quarter.................................... $15           $22 7/32
      Second Quarter................................... $19 11/64     $32 11/64
      Third Quarter.................................... $23 11/64     $31 21/64
      Fourth Quarter................................... $19 7/8       $28 5/8

     There were 72 holders of record of Common Stock and one holder of record of Non-Voting Common Stock as of March 1, 1997.

     The Company has not paid any cash dividends on its Common Stock or Non-Voting Common Stock and does not anticipate doing so for the foreseeable future. The Company currently intends to retain any earnings to fund the expansion and development of its business. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, and such other factors as the Board of Directors deems relevant. In addition, the Company's Credit Agreement dated as of November 26, 1996 (the "Credit Agreement"), generally limits the payment of cash dividends to 50 percent of its net income.

ITEM 6.       SELECTED FINANCIAL DATA

     The selected historical consolidated financial data were derived from the Company's Consolidated Financial Statements, which have been audited by Ernst & Young LLP, independent auditors. The selected historical consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company included elsewhere herein. The pro forma consolidated financial data give effect to all businesses acquired by the Company through December 31, 1996 as if such acquisitions were consummated as of the beginning of the period presented. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated as of the beginning of the period or that might be attained in the future.

                                                                      Historical                               Pro Forma
                                            --------------------------------------------------------------  --------------
                                              Inception
                                               (July 23,
                                                1993)                         Year Ended
                                               through                       December 31,                      Year Ended
                                             December 31,   ----------------------------------------------    December 31,
                                                 1993            1994           1995            1996             1996
                                            --------------- ----------------------------------------------  ---------------
                                                              (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:

Revenues from services                         $  3,093       $163,351        $344,548       $ 596,101        $ 734,186
Cost of services                                  2,345        129,543         262,092         451,505          555,085
                                               --------       --------        --------       ---------        ---------
Gross profit                                        748         33,808          82,456         144,596          179,101
Operating costs and expenses                      1,136         28,932          64,649         107,871          130,781
                                               --------       --------        --------       ---------        ---------
Operating income (loss)                            (388)         4,876          17,807          36,725           48,320
Other income (expense) (1)                           (7)        (2,165)         (6,860)         (5,722)         (13,445)
                                               --------       --------        --------       ---------        ---------
Income (loss) before income taxes                  (395)         2,711          10,947          31,003           34,875
Provision (benefit) for income taxes               (142)         1,162           4,590          13,609           15,236
                                               --------       --------        --------       ---------        ---------
Income (loss) before extraordinary loss            (253)         1,549           6,357          17,394           19,639
Extraordinary loss (2)                                -              -               -            (940)            (940)
                                               --------       --------        --------       ---------        ---------
Net income (loss)                              $   (253)      $  1,549        $  6,357       $  16,454        $  18,699
                                               ========       ========        ========       =========        =========
Earnings (loss) per common share: (3), (4)
Before extraordinary loss                      $  (0.01)      $   0.07        $   0.29       $    0.57        $    0.65
Extraordinary loss (2)                                -              -               -           (0.03)           (0.03)
                                               --------       --------        --------       ---------        ---------
Net income (loss)                              $  (0.01)      $   0.07        $   0.29       $    0.54        $    0.62
                                               ========       ========        ========       =========        =========
Number of shares used to compute
  earnings per share                             16,523         17,587          19,715          30,365           30,365
                                               ========       ========        ========       =========        =========

                                                                      Historical
                                            ---------------------------------------------------------------
                                                                     December 31,
                                            ---------------------------------------------------------------
                                                  1993       1994        1995         1996
                                            ----------------------------------------------------------------
                                                                    (in thousands)
BALANCE SHEET DATA:

Working capital                                 $   659    $ 24,318    $  33,665    $ 94,315
Total assets                                      4,777      92,153      152,370     396,397
Long-term debt, net of current maturities           369      50,028       43,315     107,839
Stockholders' equity                              3,604      19,485       75,165     230,917



(1) Includes a one-time charge of $1.4 million in 1996 for the write-down of the Company's physical therapy staffing business, a non-core business that was sold in January 1997.

(2) Extraordinary loss of $1.4 million ($0.9 million after income taxes) for the write-off of deferred loan costs of a $130 million revolving credit facility that was extinguished in November 1996.

(3) Gives retroactive effect to the two three-for-two stock splits in 1996 and to the conversion of preferred stock into common stock in connection with the Company's initial public offering of common stock in November 1995. See Notes 1 and 5 to Consolidated
     Financial Statements.

(4) Since inception, the Company has not declared or paid any cash dividends on its common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion should be read in conjunction with the Selected Financial Data and the Company's Consolidated Financial Statements included elsewhere herein.

INTRODUCTION

     Since its inception in July 1993, the Company's growth has been the result of acquisitions of businesses in the staffing industry, coupled with high internal growth. Through December 31, 1996, the Company had completed 26 acquisitions, including 12 information technology ("IT") services businesses and 11 staffing services businesses. The Company has integrated these acquisitions into its two core businesses: IT Services under COMSYS Information Technology Services and Staffing Services under CORESTAFF Services. The remaining three acquisitions were of physical therapy staffing businesses, which accounted for less than two percent of the Company's consolidated 1996 revenues and gross profit. The Company sold its physical therapy business in January 1997.

     The Company's IT Services group accounted for 48.2% and 54.8% of the Company's pro forma consolidated revenues and gross profit, respectively, for the year ended December 31, 1996. The Staffing Services group accounted for 50.6% and 44.0% of the Company's pro forma consolidated revenues and gross profit, respectively, for the same period. Management believes that the IT sector generally offers greater growth opportunities, higher bill rates and higher gross margins than does traditional staffing services. As a result, acquisitions in this sector were the focus of the Company's acquisition program in 1996, accounting for ten of the 14 acquisitions.

     All acquisitions completed by the Company have been accounted for under the purchase method of accounting and have been accretive to earnings. The historical Consolidated Financial Statements of the Company include the operating results of the acquired businesses from the date of acquisition.

     Because the Company's historical consolidated operating results have been significantly affected by the number, timing and size of the acquisitions, pro forma financial data are provided herein for a more meaningful period-to-period comparison of the Company's operating results. The pro forma financial data have been prepared assuming all acquisitions completed through December 31, 1996 were consummated as of the beginning of the periods presented. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented or that might be attained in the future.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

   Selected historical and pro forma consolidated financial data follow:

                                                Historical                                          Pro Forma
                             -------------------------------------------------   ------------------------------------------------
                                          Year Ended December 31,                            Year Ended December 31,
                             -------------------------------------------------   ------------------------------------------------
                                       1995                        1996                       1995                       1996
                             -------------------------   ------------------------   ------------------------   --------------------
                                                   (dollars in thousands, except per share amounts)
Revenues from services:
   Staffing Services          $233,823       67.9%        $  329,142      55.2%        $323,340     53.8%        $371,755     50.6%
   IT Services                 101,065       29.3            258,581      43.4          268,289     44.6          354,053     48.2
   Other                         9,660        2.8              8,378       1.4            9,660      1.6            8,378      1.2
                              --------       ----           --------      ----         --------     ----         --------     ----
      Total                   $344,548      100.0%        $  596,101      100.0%        $601,289    100.0%       $734,186     100.0%

Gross profit:
   Staffing Services          $ 52,076       63.2%        $   69,828      48.3%        $ 69,427     47.7%        $ 78,829     44.0%
   IT Services                  28,079       34.1             72,669      50.3           73,764     50.7           98,173     54.8
   Other                         2,301        2.7              2,099       1.4            2,301      1.6            2,099      1.2
                              --------       ----           --------      ----         --------     ----         --------     ----
      Total                   $ 82,456      100.0%        $  144,596     100.0%        $145,492    100.0%        $179,101    100.0%

Operating income              $ 17,807                    $   36,725                   $ 34,758                  $ 48,320
Income before
  extraordinary loss          $  6,357                    $   17,394                   $  6,019                  $ 19,639
Net income                    $  6,357                    $   16,454                   $  6,019                  $ 18,699

Earnings per common
  share:
   Income before
     extraordinary loss       $   0.29                    $     0.57                   $   0.27                  $   0.65
   Net income                 $   0.29                    $     0.54                   $   0.27                  $   0.62

Margins:
   Gross--
     Staffing Services            22.3%                         21.2%                      21.5%                     21.2%
     IT Services                  27.8                          28.1                       27.5                      27.7
     Other                        23.8                          25.1                       23.8                      25.1
     Consolidated                 23.9                          24.3                       24.2                      24.4
   Operating                       5.2                           6.2                        5.8                       6.6
   EBITDA (1)                      6.4                           7.5                        7.3                       8.0
   Net Income                      1.8                           2.8                        1.0                       2.5

--------------
(1) Before the effects of two one-time charges in 1996.

     COMPARISON OF HISTORICAL OPERATING RESULTS

     SUMMARY. Net income for 1996 increased 158.8% to $16.5 million compared with net income of $6.4 million for 1995. Included in the 1996 results are the after-tax effects of two one-time charges totaling $2.3 million, or $0.08 per share, for the (i) write-down of $1.4 million, or $0.05 per share, of the Company's physical therapy staffing business, a non-core business that was sold in January 1997, and (ii) an extraordinary loss of $1.4 million ($0.9 million after income taxes, or $0.03 per share) related to the write-off of deferred loan costs of a $130 million credit facility that was extinguished in November 1996.

     Income before these one-time charges was $18.8 million, an increase of 195.6% over 1995. Earnings per share before one-time charges increased 113.8% to $0.62 per share from $0.29 per share in 1995. The average number of shares outstanding during the year was 54.0% higher than 1995 as a result of the Company's initial public offering (the "IPO") in November 1995 and a second public offering in May 1996. All share and per share data have been retroactively adjusted to give effect to two three-for-two stock splits in 1996.

     Revenues for 1996 increased 73.0% to $596.1 million from $344.5 million in 1995. Operating income rose 106.2% to $36.7 million from $17.8 million in 1995. Gross margin for 1996 was 24.3%, or 40 basis points ("BPS") higher than 1995, due to the increase in the percentage of revenues contributed by the IT Services group, as well as higher margins from that group. Operating margin was 6.2%, or 100 BPS higher than 1995, due to the increase in gross margin and improved operating leverage.

     IT SERVICES GROUP. For 1996, the IT Services group accounted for 43.4% and 50.3% of the Company's consolidated revenues and gross profit, respectively, up from 29.3% and 34.1%, respectively, in 1995. Revenues and gross profit were up 155.9% and 158.8%, respectively, over 1995. These increases reflect the high internal growth rate of this group and the Company's focus on acquiring businesses in the IT sector. Gross margin for 1996 was 28.1%, or 30 BPS above that for 1995, primarily due to the acquisition of higher margin IT businesses in the first half of 1996.

     STAFFING SERVICES GROUP. For 1996, the Staffing Services group accounted for 55.2% and 48.3% of the Company's consolidated revenues and gross profit, respectively, down from 67.9% and 63.2%, respectively, in 1995. Revenues and gross profit for 1996 were up 40.8% and 34.1%, respectively, over 1995. Gross margin for 1996 was 21.2%, or 110 BPS lower than 1995, primarily due to (i) the higher proportion of revenues being generated from the Company's large on-site programs ("VIP programs"), (ii) lower internal growth rates of the higher-margin businesses within the group, and (iii) acquisitions in 1996 of staffing services businesses having lower margins than the gross margin for the group in 1995. VIP programs have lower gross margins than the group's other staffing services business, but higher operating leverage.

     OPERATING COSTS AND EXPENSES. Selling, general and administrative ("SG&A") expenses for 1996 totaled $100.3 million (16.8% of revenues), compared with $60.4 million (17.5% of revenues) for 1995. The increase in SG&A expenses primarily related to (i) the effects of the acquisitions, (ii) internal growth of the operating companies post-acquisition and (iii) higher expenses at the corporate level. SG&A expenses as a percentage of revenues (the "SG&A Margin") for 1996 was 70 BPS lower than 1995 due to (i) higher operating leverage of the operating groups and (ii) lower corporate level overhead as a percentage of consolidated revenues.

     Substantially all of the SG&A expenses were incurred by the operating groups, which reflects the decentralized nature of the Company's operations. The front office activities (e.g. recruiting, marketing, account management, placement, etc.) and most of the accounting and administrative activities of the operating groups are performed at the subsidiary level. SG&A expenses at the corporate level totaled $6.4 million for 1996 compared with $3.9 million for 1995. Corporate SG&A expenses primarily related to salaries and benefits of personnel responsible for corporate activities, including its acquisition program, management and certain marketing, administrative and reporting responsibilities. The increase in corporate SG&A expenses reflect personnel additions necessary to accommodate the growth of the Company.

     Depreciation and amortization totaled $7.5 million and $4.2 million for 1996 and 1995, respectively. Depreciation totaled $2.9 million and $1.8 million for 1996 and 1995, respectively. The increase in depreciation primarily related to the fixed assets of the businesses acquired and, to a lesser extent, depreciation on capital expenditures made post-acquisition. Amortization of $4.6 million and $2.4 million for 1996 and 1995, respectively, related to amortization of intangible assets (goodwill and non-compete agreements) related to the businesses acquired.

     NON-OPERATING COSTS AND EXPENSES. Interest expense for 1996 totaled $4.7 million compared with $7.0 million for 1995. The decrease primarily related to the repayments of indebtedness with proceeds from the IPO in November 1995 and from the second public offering in May 1996.

     PROVISION FOR INCOME TAXES. The provision for income taxes for 1996 was $13.6 million (an effective tax rate of 43.9%), compared with $4.6 million (an effective tax rate of 41.9%) for 1995.

The higher effective tax rate in 1996 related to effects of the write-down of the Company's physical therapy staffing business and the increase in the non-deductible portion of business meals and entertainment. Virtually all of the $1.4 million write-down was not deductible for income tax purposes due to the Company's low tax basis in the goodwill of certain of the physical therapy businesses. The increase in the non-deductible portion of business meals and entertainment related to per diem expenses of IT consultants on out-of-town assignments.

     NET INCOME. Due primarily to the factors described above, net income for 1996 was $16.5 million compared with $6.4 million for 1995. Net income as a percentage of revenues ("Net Income Margin") increased to 2.8% for 1996, from 1.8% for 1995.

     COMPARISON OF PRO FORMA OPERATING RESULTS

     SUMMARY. Pro forma operating results, which assume all acquisitions were made as of the beginning of the periods presented, reflect the high internal growth rate of the Company's IT Services and Staffing Services groups. Pro forma revenues for 1996 were $734.2 million, up 22.1% from $601.3 million in 1995.
Pro forma income before one-time charges for 1996 increased 249.5% to $21.0 million, or $0.70 per share, compared with pro forma net income of $6.0 million, or $0.27 per share, for 1995.

     IT SERVICES GROUP. Pro forma revenues and gross profit for 1996 increased 32.0% and 33.1%, respectively, from 1995. These improvements reflect the continued strong demand for the Company's IT services. Pro forma gross margin for 1996 was slightly higher than 1995 due primarily to margin expansion in 1996 in certain lower-margin businesses that were acquired in 1996.

     STAFFING SERVICES GROUP. Pro forma revenues and gross profit for 1996 increased 15.0% and 13.5%, respectively, from 1995. These improvements primarily reflect the increase in revenues from VIP programs, including programs that were added in 1996. Pro forma gross margin for 1996 was 21.2%, or 30 BPS lower than 1995, reflecting the change in business mix related to higher revenues from VIP programs, which have lower gross margins but higher operating leverage compared with the group's other staffing services business.

     OPERATING COSTS AND EXPENSES. Pro forma SG&A expenses for 1996 totaled $120.9 million (16.5% of pro forma revenues), compared with $101.7 million (16.9% of pro forma revenues) for 1995. The increase in SG&A expenses primarily related to the internal growth of the operating groups and higher expenses at the corporate level. The pro forma SG&A Margin for 1996 was 40 BPS lower than 1995 due to (i) higher operating leverage of the operating groups and (ii) lower corporate level overhead as a percentage of consolidated revenues. The pro forma SG&A expenses reflect historical SG&A expenses at the corporate level and therefore do not include the pro forma effects of personnel additions made subsequent to the beginning of each period to accommodate the growth of the Company.

     Depreciation of $3.2 million and $2.6 million for 1996 and 1995, respectively, related primarily to the fixed assets of the acquired companies. Amortization of $6.7 million and $6.5 million for 1996 and 1995, respectively, related to amortization of intangible assets (goodwill and non-compete agreements) related to the businesses acquired.

     NON-OPERATING COSTS AND EXPENSES. Pro forma interest expense for 1996 totaled $12.6 million compared with $24.2 million for 1995. The decrease primarily related to the repayments of indebtedness with proceeds from the IPO and from the second public offering in May 1996.

     PROVISION FOR INCOME TAXES. The pro forma provision for income taxes for 1996 was $15.2 million (an effective tax rate of 43.7%), compared with $4.5 million (an effective tax rate of 42.8%) for 1995. The higher effective tax rate in 1996 related to effects of the write-down of the

Company's physical therapy staffing business and the increase in the non-deductible portion of business meals and entertainment. Virtually all of the $1.4 million write-down was not deductible for income tax purposes due to the Company's low tax basis in the goodwill of certain of the physical therapy businesses sold. The increase in the non-deductible portion of business meals and entertainment related to per diem expenses of IT consultants on out-of-town assignments.

     NET INCOME. Due primarily to the factors described above, pro forma net income for 1996 was $18.7 million compared with $6.0 million for 1995. Pro forma Net Income Margin was 2.5% for 1996 compared with 1.0% for 1995.

     YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

                                                                HISTORICAL
                                    ------------------------------------------------------------------
                                                         YEAR ENDED DECEMBER 31,
                                    ------------------------------------------------------------------
                                               1994                                  1995
                                    -----------------------------        ------------------------------
                                             (dollars in thousands, except per share amounts)
Revenues from services:
   Staffing Services                    $ 135,551        83.0%               $ 233,823     67.9%
   IT Services                             19,159        11.7                  101,065     29.3
   Other                                    8,641         5.3                    9,660      2.8
                                        ---------       -----                ---------    -----
         Total                          $ 163,351       100.0%               $ 344,548    100.0%
Gross profit:
   Staffing Services                    $  26,669        78.9%               $  52,076     63.2%
   IT Services                              5,021        14.9                   28,079     34.1
   Other                                    2,118         6.2                    2,301      2.7
                                        ---------       -----                ---------    -----
         Total                          $  33,808       100.0%               $  82,456    100.0%

Operating income                        $   4,876                            $  17,807

Net income                              $   1,549                            $   6,357

Earnings per common share               $    0.07                            $    0.29

Margins:
   Gross margin--
     Staffing Services                       19.7%                                22.3%
     IT Services                             26.2                                 27.8
     Other                                   24.5                                 23.8
     Consolidated                            20.7                                 23.9
   Operating                                  3.0                                  5.2
   EBITDA                                     4.2                                  6.4
   Net income                                 0.9                                  1.8

     COMPARISON OF HISTORICAL OPERATING RESULTS

     SUMMARY. Revenues, gross profit and net income of the Company for 1995 increased 110.9% to $181.2 million, 143.9% to $48.6 million and 310.4% to $4.8 million, respectively, compared with 1994. This improvement was primarily due to the effects of acquisitions.

     IT SERVICES GROUP. Prior to 1996, the Company's IT Services group consisted of two companies, COMSYS Technical Services, Inc. ("COMSYS"), which was acquired in August 1994, and Cutler-Williams, Incorporated ("Cutler"), which was acquired in June 1995. Revenues and gross profit for 1995 were $101.1 million and $28.1 million, respectively, compared with $19.2 million and $5.0 million, respectively, for 1994. This improvement was primarily due to the inclusion of
(i) a full year of operating results for 1995 from COMSYS and (ii) six months of operating results for 1995 from Cutler. The gross margin of this group increased to 27.8% for 1995 compared with 26.2% for 1994 primarily due to the higher gross margin of Cutler as compared with COMSYS.

     STAFFING SERVICES GROUP. Revenues and gross profit for 1995 increased by $98.3 million (72.5%) and $25.4 million (95.3%), respectively, compared with 1994. This improvement was primarily due to the inclusion of (i) a full year of operating results for 1995 from the three staffing services businesses acquired in 1994 (the "1994 Acquisitions"), and (ii) the operating results from the date of acquisition of the four staffing services companies acquired in 1995 (the "1995 Acquisitions"). Revenues for the 1994 Acquisitions were $135.6 million from their respective acquisition dates through December 31, 1994, compared with $204.1 million for the year ended December 31, 1995. Revenues for the 1995 Acquisitions were $29.7 million from their respective acquisition dates through December 31, 1995. Operating results for 1995 also benefited from a higher gross margin of 22.3% compared with 19.7% for 1994. This improvement related to (i) the inclusion of a full year of operating results for one of the 1994 Acquisitions and a partial year for 1995 Acquisitions, all three of which had higher gross margins than the average for the Staffing Services group for 1994, and (ii) improvements in overall cost performance due to the implementation of risk management initiatives and the termination of certain low margin accounts.

     OPERATING COSTS AND EXPENSES. SG&A expenses for 1995 totaled $60.4 million (17.5% of revenues), compared with $27.0 million (16.5% of revenues) for 1994. The increase in SG&A expenses primarily related to (i) the acquisitions, (ii) internal growth of the operating companies, (iii) higher expenses at the corporate level and (iv) a $0.7 million non-recurring charge for payments incurred in connection with the departure in August 1995 of two officers of an acquired company.

     Substantially all of the SG&A expenses for 1995 were incurred by the operating groups, which reflects the current decentralized nature of the Company's operations. The front office activities (e.g. recruiting, marketing, account management, placement, etc.) and most of the accounting and administrative activities of the operating companies are performed at the subsidiary level. SG&A expenses at the corporate level totaled $3.9 million for 1995 compared with $2.1 million for 1994 and related primarily to salaries and benefits of personnel responsible for corporate activities, including its acquisition program, management and certain marketing, administrative and reporting responsibilities. The increase in corporate level SG&A expenses reflects personnel additions necessary to accommodate the growth of the Company.

     Depreciation and amortization totaled $4.2 million and $1.9 million for 1995 and 1994, respectively. Depreciation of $1.8 million and $0.8 million for 1995 and 1994, respectively, related primarily to the fixed assets of the acquired companies and, to a lesser extent, capital expenditures subsequent to the acquisition. Amortization of $2.4 million and $1.1 million for 1995 and 1994, respectively, related to amortization of intangible assets (goodwill and non-compete agreements) related to the businesses acquired.

     NON-OPERATING COSTS AND EXPENSES. Interest expense for 1995 totaled $7.0 million compared with $2.3 million for 1994. The $4.7 million increase was a result of increased borrowings for acquisitions.

     PROVISION FOR INCOME TAXES. The provision for income taxes for 1995 was $4.6 million (an effective tax rate of 41.9%), as compared with $1.2 million (an effective tax rate of 42.9%) for 1994. The lower effective rate was due to an increase in income before income taxes that substantially exceeded the increase in permanent non-deductible expenses.

     NET INCOME. Due primarily to the factors described above, net income for 1995 was $6.4 million compared with $1.5 million for 1994. The Net Income Margin increased to 1.8% for 1995, from 0.9% for 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has met its cash requirements through a combination of bank debt, issuances of securities and internally generated funds. In November 1995, the Company completed its IPO, netting proceeds to the Company of $58.9 million, which were used to repay bank debt and redeem preferred stock. In May 1996, the Company completed its second public offering, netting proceeds to the Company of $137.5 million, of which $111.5 million was used to repay bank debt.

     At December 31, 1996, the Company had a $200 million Senior Credit Agreement with a syndicate of 12 banks (the "Credit Agreement"). Under terms of the Credit Agreement, the Company may borrow under a revolving credit facility up to the lesser of $200 million or 3.5 times Pro Forma Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization of all acquired companies for the preceding twelve-month period). The Company may request that the commitment be increased to $250 million. Borrowings under the Credit Agreement bear interest, at the Company's option, at LIBOR plus a margin of 0.625% to 1.375%, which depends upon the leverage ratio, or the bank's base rate. A commitment fee of 0.18% to 0.25%, depending on the leverage ratio, is payable on the unused portion of the facility. The Credit Agreement contains certain covenants which, among other things, limit the payment of dividends and require the maintenance of certain financial ratios. As of December 31, 1996, the Company had outstanding borrowings under the Credit Agreement of $107.5 million and remaining availability (after deducting outstanding letters of credit of $4.9 million) of $87.6 million. The weighted average interest rate on the Company's outstanding borrowings under the Credit Agreement was 6.64% at December 31, 1996. In March 1997, the Company notified the agent bank of its request to increase the commitment to $250 million.

     The Company's primary use of cash has been for the acquisition of businesses in the staffing industry. During 1996 and 1995, the Company made cash payments for acquisitions of $168.1 million and $39.7 million, respectively. The Company's acquisition program will continue to require significant additional capital resources. The Company intends to seek additional capital as necessary to fund acquisitions through one or more funding sources that may include borrowings under the Credit Agreement or the issuance of debt or equity securities or both. Cash flows from operations, to the extent available, may also be used to fund acquisitions. Although management believes that the Company will be able to obtain sufficient capital to fund acquisitions, there can be no assurance that such capital will be available to the Company at the time it is required or on terms acceptable to the Company.

     Capital expenditures totaled $11.7 million and $3.0 million for the years ended December 31, 1996 and 1995, respectively. The capital expenditures in 1996 primarily related to (i) costs incurred in connection with the installation and development of an integrated front and back office information system, which is expected to be operational in late 1997 or early 1998, (ii) computer equipment to upgrade the systems of the acquired businesses, and (iii) furniture, fixtures and equipment of new branches. The Company estimates its capital expenditures for 1997 to be approximately $27.5 million. The majority of these expenditures will relate to (i) the installation of the integrated information system, (ii) the roll-out of the Company's COREtrack and COREskills software to its staffing services branches, (iii) up-grading computer hardware of the branches to facilitate the new information system and new software tools and (iv) furniture, fixtures and equipment for new branches. The Company expects to fund these expenditures with cash flows from operations and to the extent necessary borrowings under its Credit Agreement.

     The Company had working capital of $94.3 million and $33.7 million at December 31, 1996 and 1995, respectively. The Company had cash and cash equivalents of $6.5 million and $4.1 million at December 31, 1996 and 1995, respectively. The Company's operating cash flows and working capital requirements are significantly affected by the timing of payment of payroll and the receipt of payment from customers. Generally, the Company pays the temporary employees of its Staffing Services group weekly and the employees of its IT Services group semi-monthly. Payments from customers are generally received within 30 to 65 days from the date of invoice. Cash flows provided by (used in) operating activities were $(18.2) million and $6.1 million for the years ended December 31, 1996 and 1995, respectively. The decrease in operating cash flows for 1996 reflected an increase in net accounts receivable between the periods. The increase in accounts receivable reflected the significant growth in revenues in the fourth quarter of 1996 from a number of the Company's larger accounts, which generally have a longer billing and collection cycle.

     Cash flows used in investing activities were $181.2 million and $42.9 million for the years ended December 31, 1996 and 1995, respectively. Cash used in investing activities consisted primarily of payments for acquisitions. Proceeds from the issuance of long-term debt ($252.5 million and $84.7 million for 1996 and 1995, respectively) and from the sale of common and preferred stock ($139.1 million and $61.1 million for 1996 and 1995, respectively) were used to fund the Company's investing activities.

SEASONALITY

     The Company's quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers' businesses. Demand for services in the Staffing Services group has historically been lower during the year-end holidays through February of the following year, showing gradual improvement over the remainder of the year. Although less pronounced than in the Staffing Services group, the demand for services of the IT Services group is typically lower during the first quarter until customers' operating budgets are finalized. The Company believes that the effects of seasonality will be less severe in the future as revenues contributed by the IT Services group continue to increase as a percentage of the Company's consolidated revenues.

INFLATION

     The effects of inflation on the Company's operations were not significant during the periods presented in the financial statements.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Supplementary Data required hereunder are included in this Annual Report as set forth in Item 14(a) hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Items 10, 11, 12 and 13 of Part III are incorporated by reference from the Company's Proxy Statement for its 1997 Annual Meeting of the Stockholders, which is expected to be filed with the Commission no later than April 30, 1997.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report or incorporated by reference:

     1.  Financial Statements

         As to financial statements, reference is made to the Index to Financial Statements on page F-1 of this Annual Report.

     2.  Financial Statement Schedules

         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     3.  Exhibits

         The following exhibits are filed as part of this Registration
Statement.

         EXHIBIT
         NUMBER                            EXHIBIT DESCRIPTION
         -------                           -------------------
          3.1         --  First Amended and Restated Certificate of Incorporation of the Registrant
                          (incorporated by reference from exhibit number 4.1 to the Company's Registration
                          Statement on Form S-8, file number 33-80325)
          3.2         --  Amended and Restated Bylaws of the Registrant (incorporated by reference from exhibit number 4.2 to the Company's Registration Statement on Form S-8, file number 33-80325)
         10.1         --  Employment Agreement dated November 7, 1995 between the Company and
                          Michael T. Willis (incorporated by reference from exhibit number 10.17 to the
                          Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                          1995)
         10.2*        --  Employment Agreement dated September 1, 1996 between the Company and
                          Joseph V. Amella
         10.3         --  Employment Agreement dated January 10, 1995 between the Company and Peter
                          T. Dameris (incorporated by reference from exhibit number 10.21 to the
                          Company's Registration Statement on Form S-1, file number 33-96718)
         10.4         --  Employment Agreement dated January 24, 1995 between the Company and
                          Rocco N. Aceto (incorporated by reference from exhibit number 10.22 to the
                          Company's Registration Statement on Form S-1, file number 33-96718)
         10.5*        --  Employment Agreement dated September 6, 1995 between the Company and
                          George W. Fink
         10.6*        --  Employment Agreement dated July 21, 1996 between the Company and Austin P.
                          Young
         10.7         --  Asset Purchase Agreement dated January 4, 1996 among Taylor Temporary
                          Services, Inc., CORESTAFF Acquisition Sub #4, Inc. and Barbara R. Taylor
                          (incorporated by reference from exhibit number 10.28 to the Company's Annual
                          Report on Form 10-K for the fiscal year ended December 31, 1995)
         10.8         --  Stock Purchase Agreement dated January 17, 1996 among the Company and
                          Datronics Management, Inc., Datronics U.K., Limited, Irwin Kaplan, Myra
                          Goodman, Les Patron, Michael Holt, Neil Paulsen, Chris Wheeler, Marie
                          L'Esperance and Cynthia O'Lear (incorporated by reference from exhibit number
                          10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended
                          December 31, 1995)


         10.9         --  Asset Purchase Agreement dated February 8, 1996 among Richard Keith
                          Enterprises, Inc., Provincial Staffing Services, Inc., CORESTAFF Acquisition Sub
                          #5, Inc. and Richard V. Keith, Jr. (incorporated by reference from exhibit number
                          10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended
                          December 31, 1995)
         10.10        --  Stock Purchase Agreement dated June 12, 1996, among CORESTAFF, Data Aid,
                          Inc., Richard L. Reid, Jerry L. Chafin and Jimmy H. Wyrosdick (incorporated by reference from exhibit number 10.1 to the Company's Current Report on Form 8-
                          K dated June 24, 1996)
         10.11        --  Stock Purchase Agreement dated September 10, 1996,
                          among CORESTAFF, On-Line Resources, Inc., Nalluru C.
                          Murthy and Canan Gurman (incorporated by reference
                          from exhibit number 10.1 to the Company's Current
                          Report on Form 8- K dated September 10, 1996)
         10.12        --  Asset Purchase Agreement dated September 25, 1996,
                          among Transworld Services Group, Ltd., Transworld
                          Services Group I, LLC, Transworld Services Group II,
                          LLC, CORESTAFF Acquisition Sub #6, Inc., Gulf Coast
                          Corporate Ventures, Inc., John A. Riley and Joseph
                          Raymond (incorporated by reference from exhibit number
                          10.1 to the Company's Current Report on Form 8-K dated
                          October 28, 1996)
         10.13        --  Asset Purchase Agreement dated as of December 13,
                          1996, among COMSYS Technical Services, Inc., a
                          Maryland corporation, Telos Corporation, a California
                          corporation, and Telos Corporation, a Maryland
                          corporation (incorporated by reference from exhibit
                          number 10.1 to the Company's Current Report on Form 8-
                          K dated January 9, 1997)
         21.1*        --  Subsidiaries of the Registrant
         23.1*        --  Consent of Independent Auditors
         24.1         --  Power of Attorney (included on the signature pages to this Annual Report)
         27.1*        --  Financial Data Schedule

-------------------
*  Filed herewith

     (b)      Reports on Form 8-K.

                  A Form 8-K Current Report ("Form 8-K") was filed with the Commission on October 28, 1996. The Form 8-K reported the acquisition of Transworld Services Group, Ltd. ("Transworld") on October 15, 1996.

                        CORESTAFF, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE

     Report of Independent Auditors....................................   F-2
     Consolidated Balance Sheets as of December 31, 1995 and 1996......   F-3
         Consolidated Statements of Operations for the Years Ended
       December 31, 1994, 1995 and 1996................................   F-4
         Consolidated Statements of Stockholders' Equity for the
       Years Ended December 31, 1994, 1995 and 1996....................   F-5
         Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1994, 1995 and 1996................................   F-6
     Notes to Consolidated Financial Statements........................   F-7

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
CORESTAFF, Inc.


We have audited the accompanying consolidated balance sheets of CORESTAFF, Inc. and subsidiaries (the "Company") as of December 31, 1995 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CORESTAFF, Inc. and subsidiaries at December 31, 1995 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




                                                       ERNST & YOUNG LLP


Houston, Texas
February 5, 1997

                        CORESTAFF, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                      December 31,
                                                                              --------------------------
                                                                                 1995             1996
                                                                              ---------         --------
                                       ASSETS
Current Assets:
   Cash and cash equivalents                                                  $  4,091          $  6,521
   Accounts receivable, net of allowance of $891 and $1,637                     54,453           126,302
   Prepaid expenses and other                                                    2,583            10,450
   Deferred income taxes                                                         1,740             2,817
                                                                                 -----             -----
      Total current assets                                                      62,867           146,090
Fixed Assets, net                                                                6,005            16,503
Intangible Assets, net of accumulated amortization of $2,906 and $8,106         81,277           231,475
Other Assets                                                                     2,221             2,329
                                                                                 -----             -----
Total Assets                                                                  $152,370          $396,397
                                                                              ========          ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt                                          $  2,063          $    456
   Accounts payable                                                              8,682            17,089
   Payroll and related taxes                                                     9,955            21,045
   Self-insurance reserve                                                        2,026             2,374
   Amounts due sellers of acquired businesses                                    5,972             9,615
   Other                                                                           504             1,196
                                                                              --------          --------
      Total current liabilities                                                 29,202            51,775
Non-current Self-insurance Reserve                                               3,461             2,279
Long-term Debt, net of current maturities                                       43,315           107,839
Deferred Income Taxes and Other                                                  1,227             3,587
Commitments and Contingencies
Stockholders' Equity:
   Preferred stock, par value $.01; 5,000,000 shares authorized; none outstanding
   Common stock, par value $.01
     Common stock - 40,000,000 shares authorized, 26,243,144 and
       31,944,657 shares issued                                                    175               319
     Class B (non-voting) - 3,000,000 shares authorized, 1,679,584 and
       707,232 shares issued                                                        11                 7
Additional paid-in capital                                                      70,637           210,034
Retained earnings                                                                5,420            21,767
                                                                              --------          --------
                                                                                76,243           232,127
                                                                              --------          --------
Less - 684,000 shares of common stock held in treasury, at cost                   (188)             (188)
Less - notes receivable from stockholders                                         (890)             (787)
Less - deferred compensation                                                         -              (235)
                                                                              --------          --------
     Total stockholders' equity                                                 75,165           230,917
                                                                              --------          --------
Total Liabilities and Stockholders' Equity                                    $152,370          $396,397
                                                                              ========          ========


                 See notes to consolidated financial statements.

                        CORESTAFF, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                  Year Ended December 31,
                                                        ----------------------------------------
                                                           1994            1995           1996
                                                        ---------      ---------       ---------
Revenues from Services                                  $ 163,351      $ 344,548        $596,101
Cost of Services                                          129,543        262,092         451,505
                                                         --------      ---------        --------
Gross Profit                                               33,808         82,456         144,596
Operating Costs and Expenses:
  Selling, general and administrative                      26,999         60,434         100,349
  Depreciation and amortization                             1,933          4,215           7,522
                                                         --------       --------        --------
                                                           28,932         64,649         107,871
                                                         --------       --------        --------
Operating Income                                            4,876         17,807          36,725
Other Income (Expense):
  Interest expense                                         (2,276)        (6,978)         (4,656)
  Write-down of business held for sale                          -              -          (1,400)
  Other, net                                                  111            118             334
                                                         --------       --------        --------
                                                           (2,165)        (6,860)         (5,722)
                                                         --------       --------        --------
Income before Income Taxes and Extraordinary Loss           2,711         10,947          31,003
Provision for Income Taxes                                  1,162          4,590          13,609
                                                         --------       --------        --------
Income Before Extraordinary Loss                            1,549          6,357          17,394
Extraordinary Loss on Early Extinguishment of Debt,
   net of income tax benefit of $547                            -               -           (940)
                                                         --------       --------        --------
Net Income                                              $   1,549      $   6,357          16,454
                                                         ========       ========        ========
Earnings per Common Share:
  Before extraordinary loss                             $    0.07      $    0.29        $   0.57
  Extraordinary loss                                            -              -           (0.03)
                                                         --------       --------        --------
  Net income                                            $    0.07      $    0.29        $   0.54
                                                         ========       ========        ========

Number of Shares Used to Compute
  Earnings per Common Share                                17,587         19,715          30,365
                                                         ========       ========        ========



                 See notes to consolidated financial statements.

                        CORESTAFF, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)

                                                                                                   Notes                  Total
                                                                Additional                       Receivable    Deferred   Stock-
                                  PREFERRED    Common Stock      Paid-In   Retained   Treasury      from       Compen-    holders'
                                    STOCK    Common    Class B   Capital   Earnings     Stock    Stockholders  sation     Equity
                                  ---------  ------    -------   -------   --------    -------   ------------  -------    -------
Balance at December 31, 1993         $-      $  71        $-    $  3,826    $ (253)    $    -    $   (40)        $  -     $ 3,604
Repurchase of 684,000 shares
 of common stock                                                                         (188)                               (188)
Sale of 684,000 shares of Class B
common stock (non-voting)                                  7         181                                                      188
Sale of 380,000 shares of common
stock, net                                       4                    96                            (100)
Sale of 145,000 shares of
preferred stock, net                  2                           14,330                                                   14,332
Net income                                                                   1,549                                          1,549
                                     --      -----       ---     -------    ------     -------     -----        ------    -------
Balance at December 31, 1994          2         75         7      18,433     1,296       (188)      (140)            -     19,485
Sale of 20,679.794 shares of
preferred stock, net                                               2,047                                                    2,047
Repurchase of 152,000 shares
 of common stock                                                                         (371)       40                     (331)
Sale of 4,037,560 shares of
common stock                                    40                59,417                  371       (790)                  59,038
Conversion of 87,014.6089 shares
of preferred stock into 482,075
shares of common stock               (1)         4                    (3)
Conversion of 5,560.2425 shares
of preferred stock into 62,482
shares of Class B common stock
(non-voting)
Redemption of 92,573.8504
 shares of preferred stock           (1)                          (9,257)                                                  (9,258)
Preferred stock dividends                                                   (2,173)                                        (2,173)
Net income                                                                   6,357                                          6,357
Three-for-two stock split (issuance
of 5,603,809 and 373,241 shares
of common stock and Class B
common stock (non-voting),
respectively)                                   56         4                   (60)
                                     --      -----       ---     -------    ------     -------     -----        ------    -------
Balance at December 31, 1995          -        175        11      70,637     5,420      (188)      (890)            -      75,165
Sale of 3,395,696 shares of
common stock                                    33               139,077                                                  139,110
Issuance of 10,482 shares of
restricted common stock, net                                         320                                          (235)        85
Repayment of stockholders' notes                                                                    103                       103
Conversion of 648,235 shares of
Class B common stock (non-voting)
into 648,235 shares of common stock              6        (6)
Net income                                                                  16,454                                         16,454
Three-for-two stock split (issuance
of 10,394,800 and 235,744
shares of common stock and
Class B common stock (non-
voting), respectively)                         105         2                  (107)
                                     --      -----       ---     -------    ------     -------     -----        ------    -------
Balance at December 31, 1996         $-      $ 319        $7    $210,034   $21,767    $ (188)     $(787)        $ (235)  $230,917
                                     ==      =====       ===     =======    ======     =======     =====        ======    =======

                 See notes to consolidated financial statements.

                        CORESTAFF, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                               Year Ended December 31,
                                                                        -----------------------------------
                                                                           1994        1995          1996
                                                                        --------     -------       --------
Cash Flows from Operating Activities:
Net income                                                              $  1,549     $ 6,357       $ 16,454
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                                          1,933       4,215          7,522
    Amortization of deferred loan costs                                      102         546            304
    Deferred income tax benefit (provision)                               (1,800)     (1,108)           673
    Self-insurance reserve                                                 2,502        (776)        (1,009)
    Write-down of business held for sale                                       -           -          1,400
    Loss on extinguishment of debt                                             -           -          1,487
    Provision for doubtful accounts                                          308         476            641
    Loss (gain) on disposal of assets                                          8          69            (27)
    Changes in assets and liabilities net of effects of acquisitions:
      Accounts receivable                                                 (8,099)     (5,619)       (39,289)
      Prepaid expenses and other                                             208        (607)        (5,223)
      Accounts payable                                                     1,736       1,433          2,706
      Accrued liabilities                                                  1,059       1,071         (3,800)
                                                                        --------    --------       --------
        Net cash provided by (used in) operating activities                 (494)      6,057        (18,161)
                                                                        --------    --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions, net of cash acquired                       (55,836)    (39,733)      (168,058)
  Capital expenditures                                                    (1,941)     (3,005)       (11,735)
  Payments received on stockholders' notes                                     -           -            103
  Proceeds from sale of assets                                                 -           -            116
  Other                                                                    1,203        (207)        (1,605)
                                                                        --------    --------       --------
        Net cash used in investing activities                            (56,574)    (42,945)      (181,179)
                                                                        --------    --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                68,255      84,684        252,538
  Payments on long-term debt                                             (21,388)    (97,665)      (189,878)
  Net proceeds from sale of preferred stock                               14,356       2,047              -
  Net proceeds from sale of common stock                                     188      59,038        139,110
  Repurchase of common stock                                                (188)       (331)             -
  Redemption of preferred stock                                                -      (9,258)             -
  Payment of dividends on preferred stock                                      -      (2,173)             -
                                                                        --------    --------       --------
        Net cash provided by financing activities                         61,223      36,342        201,770
                                                                        --------    --------       --------
Net increase (decrease) in cash and cash equivalents                       4,155        (546)         2,430
Cash and cash equivalents at beginning of year                               482       4,637          4,091
                                                                        --------    --------       --------
Cash and cash equivalents at end of year                                $  4,637     $ 4,091       $  6,521
                                                                        ========    ========       ========
Cash paid during the year for:
  Interest, net of capitalized amounts                                  $  1,625     $ 6,518       $  4,002
  Income taxes                                                          $  2,391     $ 5,717       $ 11,313


                 See notes to consolidated financial statements.

                        CORESTAFF, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of CORESTAFF, Inc. (the "Company"), and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Cash and Cash Equivalents

     All short-term investments with an original maturity of 90 days or less are considered cash equivalents.

   Fixed Assets

     Fixed assets are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Amortization of leasehold improvements is computed on a straight-line basis over the useful life of the asset or lease term, whichever is shorter. Accumulated depreciation and amortization was $2.6 million and $5.5 million at December 31, 1995 and 1996, respectively.

   Intangible Assets

     Intangible assets primarily consist of goodwill associated with the acquired businesses. Goodwill is amortized on a straight-line basis over 40 years. Other intangible assets consist of non-compete agreements, which are amortized over the term of the agreement. In the event that facts and circumstances indicate intangible or other long-lived assets may be impaired, the Company evaluates the recoverability of such assets. The estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is necessary.

     In the fourth quarter of 1996, the Company recognized a one-time charge to earnings of $1.4 million for the write-down of goodwill associated with its physical therapy staffing business, a non-core business that was sold in January 1997. After reflecting this write-down, the Company believes all intangible or other long-lived assets are fully realizable as of December 31, 1996.

   Revenue Recognition

     Revenue is recognized at the time the services are provided.

   Income Taxes

     The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                        CORESTAFF, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


   Self-Insurance

     The Company self-insures most of its workers' compensation exposure. Consulting actuaries are used by the Company to assist in the determination of its liability, which is calculated using a claims-incurred method.

   Earnings per Common Share

     Earnings per common share were computed by dividing net income applicable to common stock (net income less preferred stock dividends in arrears applicable to the period) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period giving effect to the dilutive effect of common stock issued within one year prior to the Company's initial public offering in November 1995 (the "IPO"). Common stock equivalents consisted of the number of shares issuable on exercise of the outstanding stock options less the number of shares that could have been purchased with the proceeds from the exercise of the options based on the average price of the common stock during the period. The dilutive effect of common stock issued within one year prior to the IPO for the periods prior to issuance was determined in the same manner except that the IPO price of $7.55 per share (which has been adjusted for the two three-for-two stock splits discussed in Note 5) was used for the repurchase price.

     Earnings per common share for 1994 and 1995 as shown in the accompanying statements of operations were determined in the same manner as described above, except that the conversion of one-half of the preferred stock into common stock (See Note 5) was assumed to have occurred as of the beginning of the periods. Net income applicable to common stock was increased by the dividends in arrears applicable to the preferred stock converted. Historical earnings per common share were $0.04 and $0.26 for the years ended December 31, 1994 and 1995, respectively. Net income applicable to common stock was $748,000 and $5,041,000 for the years ended December 31, 1994 and 1995, respectively.

   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Stock Options

     The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25") in accounting for its employee stock options. The pro forma disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which established a fair-value based method of accounting for stock-based compensation plans, are set forth in Note 6.

   Reclassifications

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the current year presentation.

                        CORESTAFF, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




2.       ACQUISITIONS

     Through December 31, 1996, the Company had acquired 26 businesses in the staffing industry. The Company's acquisition activity and a brief description of the material acquisitions follow:

                                                                        YEAR ENDED DECEMBER 31,
                                                                     -------------------------------
                                                                       1994       1995        1996
                                                                     --------    -------    --------
       Acquisitions completed:
         Information Technology ("IT") Services                            1          1         10
         Staffing Services                                                 3          4          4
         Other                                                             -          1          -
                                                                      -------    -------     ------
         Total                                                             4          6         14
                                                                    ========   ========   =========

       Purchase consideration (in thousands):
         Cash paid                                                  $ 58,102   $ 40,304   $ 174,393
         Amounts due sellers of acquired businesses                        -          -       9,615
         Liabilities assumed                                          21,935     15,093      16,067
                                                                     -------    -------     -------
         Fair value of assets acquired (including intangibles)      $ 80,037   $ 55,397   $ 200,075
                                                                    ========   ========   =========

     In April 1994, the Company acquired United Temporary Services, Incorporated and United Personnel Systems, a California-based staffing services business, for $19.9 million in cash. In August 1994, the Company acquired TSTP Corp., a Maryland-based staffing services business, for $17.3 million in cash. In September 1994, the Company acquired COMSYS Technical Services, Inc., a Maryland-based IT services business, for $20.9 million in cash.

     In June 1995, the Company acquired Cutler-Williams Incorporated, a Texas-based IT services business, for $28.3 million in cash.

     In January 1996, the Company acquired Datronics Management, Inc., a New York-based IT services business, and its United Kingdom affiliate, Datronics U.K. Limited, for $19.2 million in cash. In April 1996, the Company acquired Regal Data Systems, Inc., a New Jersey-based IT services business, for $21.7 million in cash and a note payable for $0.1 million. In June 1996, the Company acquired Data Aid, Inc., an Alabama-based IT services business, for $23.2 million in cash. In September 1996, the Company acquired On-Line Resources, Inc., a Florida-based IT services business, for $17.9 million in cash. In October 1996, the Company acquired substantially all of the assets of Transworld Services Group, Inc., a Florida-based staffing services business, for $18.1 million in cash. In December 1996, the Company acquired substantially all of the assets of Telos Consulting Services, a California-based IT services business, for $31.4 million in cash.

     All the acquisitions made by the Company have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired companies are included in the Company's consolidated results of operations from the date of acquisition. In certain transactions, the sellers are also entitled to contingent consideration based on the increase in earnings before interest and taxes ("EBIT"), as defined. As of December 31, 1996, the Company had accrued $9.6 million for additional purchase consideration due sellers based on the increase in the acquired companys' EBIT for 1996. The aggregate contingent consideration due sellers based on increases in EBIT for future years is capped at $4.5 million. The payment of any contingent consideration will increase the amount of goodwill related to the acquisition.

                        CORESTAFF, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The following unaudited results of operations have been prepared assuming the acquisitions described above and the conversion of one-half of the preferred stock into common stock in November 1995 had occurred as of the beginning of the periods presented. These results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented:

                                                     YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1995                1996
                                                   --------           ---------
                                                           (in thousands,
                                                      except per share amounts)

      Revenues from services                       $601,289           $ 734,186
      Income before extraordinary loss             $  6,019           $  19,639
      Net income                                   $  6,019           $  18,699
      Earnings per common share:
      Income before extraordinary loss             $   0.27           $    0.65
      Extraordinary loss                                  -               (0.03)
                                                   --------           ---------
      Net income                                   $   0.27           $    0.62
                                                   ========           =========


3.       LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                 ----------------------------
                                                                                   1995                1996
                                                                                 --------           ---------
                                                                                        (in thousands)
Borrowings under Senior Credit Agreement:
        $200 million revolving credit facility, interest at bank's base rate or London Interbank Offered Rate ("LIBOR") plus the
                  applicable margin of 0.625% to 1.375%, depending on the
                  leverage ratio (weighted rate of 6.64% at December 31,
                  1996), due November 2001                                      $       -           $ 107,500
        $130 million revolving credit facility, interest at bank's base rate or LIBOR plus 1.25% to 2.50% (weighted rate of 7.36%
                  at December 31, 1995), repaid in November 1996                   43,122                   -

        Other                                                                       2,256                 795
                                                                               ----------           ---------
                                                                                   45,378             108,295
        Less current maturities                                                     2,063                 456
                                                                               ----------           ---------
                                                                                $  43,315           $ 107,839
                                                                               ==========           =========

     In November 1996, the Company entered into a new Senior Credit Agreement (the "Agreement"), which provides for borrowings under a revolving credit facility of up to the lesser of $200 million or 3.5 times Pro Forma Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization of all acquired companies for the preceding twelve-month period). The Company may request that the commitment be raised to $250 million. A commitment fee of 0.18% to 0.25%, depending on the leverage ratio, is payable on the unused portion of the commitment. The Agreement contains certain covenants which, among other things, limit the payment of dividends and require the maintenance of certain financial ratios. The Agreement is secured by a pledge of the

                        CORESTAFF, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



stock of the material subsidiaries of the Company. As of December 31, 1996, the Company had remaining availability under the Agreement (after deducting outstanding letters of credit of $4.9 million) of $87.6 million.

     In the fourth quarter of 1996, the Company recorded an extraordinary loss of $1.4 million ($0.9 million after income taxes, or $0.03 per share) in connection with the early extinguishment of its $130 million revolving credit facility. This loss related to the write-off of the deferred loan costs of this facility.

     During 1995, a financial institution, which owns all the Company's Class B (non-voting) common stock, provided the Company with a $10 million senior subordinated note. Borrowings under this note accrued interest at LIBOR, plus
4.5 percent. The Company paid an up-front fee of $0.3 million to the institution for arranging the financing. This note, plus accrued interest, was repaid out of the proceeds of the IPO.

4.       INCOME TAXES

     The provision for income taxes consisted of the following:

                                           YEAR ENDED DECEMBER 31,
                                     --------------------------------
                                        1994        1995        1996
                                     --------    --------    --------
                                               (in thousands)
                        Current:
                           Federal   $  2,582    $  5,098    $ 11,626
                           State          380         600       1,310
                                     --------    --------    --------
                                        2,962       5,698      12,936
                                     --------    --------    --------
                        Deferred:
                           Federal     (1,530)       (967)        788
                           State         (270)       (141)       (115)
                                     --------    --------    --------
                                       (1,800)     (1,108)        673
                                     --------    --------    --------
                                     $  1,162    $  4,590    $ 13,609
                                     ========    ========    ========


     The differences between income taxes computed at the federal statutory income tax rate and the provision for income taxes are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1994     1995      1996
                                                    -------   -------   -------
                                                          (in thousands)
    Income taxes computed at federal statutory
      income tax rate                               $   922   $ 3,731   $10,850
      State income taxes, net of federal benefit        103       498     1,282
      Non-deductible portion of business meals,
        entertainment and other                          67       184       669
    Amortization of non-deductible goodwill              70       177       436
    Write-down of business held for sale                  -         -       372
                                                    -------   -------   -------
Provision for income taxes                          $ 1,162   $ 4,590   $13,609
                                                    =======   =======   =======

                        CORESTAFF, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     The net current and non-current components of deferred income taxes reflected in the consolidated balance sheets are as follows:


                                                 DECEMBER 31,
                                               -----------------
                                                 1995     1996
                                               -------   -------
                                                 (in thousands)

                 Net current assets            $ 1,740   $ 2,817
                 Net non-current liabilities       755     3,417
                                               -------   -------
                 Net asset (liability)         $   985   $  (600)
                                               =======   =======


Deferred tax assets and liabilities were comprised of the following:

                                                        DECEMBER 31,
                                                     ------------------
                                                        1995     1996
                                                     -------    -------
                                                       (in thousands)
Deferred tax assets:
   Self-insurance  reserve                           $ 2,439    $ 2,008
   Non-compete agreements                                453        713
   Bad debt allowances                                   297        567
   Vacation pay                                          144        426
   Other                                                  46        264
                                                     -------    -------
      Total deferred tax assets                        3,379      3,978
                                                     -------    -------
Deferred tax liabilities:
   Goodwill                                             (880)    (2,658)
   Excess financial over tax basis of acquisitions    (1,443)    (1,621)
   Other                                                 (71)      (299)
                                                     -------    -------
      Total deferred tax liabilities                  (2,394)    (4,578)
                                                     -------    -------
Net deferred tax asset (liability)                   $   985    $  (600)
                                                     =======    =======


5.       STOCKHOLDERS' EQUITY

     Preferred stock. The Company's preferred stock, which was outstanding prior to the IPO, had a liquidation value of $100 per share and entitled the holders to receive cumulative dividends at 8% per annum of the sum of the liquidation value plus all accumulated and unpaid dividends. In November 1995, one-half of the outstanding shares of preferred stock was converted into common stock at the IPO price of $7.55 per share and the remainder of the outstanding shares were redeemed out of the proceeds from the IPO. Dividends in arrears of $2.2 million were also paid out of the proceeds from the IPO.

     Common stock. During 1996, the Board of Directors authorized two three-for-two stock splits, effected in the form of stock dividends. All references in the financial statements to number of shares outstanding and related prices, per share amounts and stock option plan data have been restated to reflect the stock splits. The stock splits resulted in the issuance of approximately 16.6 million new shares of common stock and a reclassification of approximately $0.2 million from retained earnings to common stock representing the par value of the shares issued.

     Under terms of an agreement, 3,420,000 shares of the Company's common stock were issued to key executives and management. In connection with certain of these issuances, the Company received notes from the executives as consideration. These notes, which total $0.9 million and $0.8 million at December 31, 1995 and 1996, respectively, are secured by the common stock, bear interest at 8% per year and are due on demand. These shares became fully vested in connection with the IPO.

                        CORESTAFF, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     In November 1995, the Company completed its IPO of 8,538,750 shares of its common stock at $7.55 per share. Net proceeds from the IPO were approximately $59 million. The proceeds were used to (i) redeem the outstanding preferred stock, plus accrued dividends, (ii) repay the $10 million senior subordinated note, plus accrued interest, and (iii) pay down of borrowings by approximately $38 million.

     In May 1996, the Company completed a second public offering of 8,259,030 shares (4,950,000 shares sold by the Company and the remainder by certain selling stockholders) at $29.17 per share. Net proceeds to the Company were approximately $137.5 million, of which $111.5 million were used to repay borrowings under the Senior Credit Agreement.

     Supplemental earnings per common share reflect adjustments to the earnings per common share to give effect to the use of proceeds described above as if the public offering in May 1996 had occurred at the beginning of 1996. Supplemental earnings per common share for the year ended December 31, 1996 were $0.57.

6.       STOCK PLANS

     Long-Term Incentive Plan. In August 1995, the Company adopted the 1995 Long-Term Incentive Plan (the "Plan") that provides for the issuance of stock options, stock appreciation rights, restricted stock, performance share awards, stock value equivalent awards and cash awards. All full time employees and directors of the Company or its affiliates are eligible to participate. An aggregate of 2.7 million shares of common stock has been reserved for issuance under the Plan. Generally, options granted have ten year terms and vest and become fully exercisable in three to five years. Stock options issued under the Plan can be either incentive stock options or non-qualified stock options. The exercise price of an incentive stock option will not be less than the fair market value of the common stock on the date the option is granted.

     The Company applies APB 25 in accounting for the Plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan. Pro forma information regarding net income and earnings per common share is required by SFAS 123 as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing ("Black-Scholes") model with the following weighted average assumptions for 1995 and 1996, respectively: (i) risk-free interest rates of 5.81% and 6.12%, (ii) a dividend yield of 0%, (iii) volatility factors of the expected market price of the Company's common stock of 27.5% and (iv) a weighted average expected life of 3 years and 3.75 years.

     The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                        CORESTAFF, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS 123, the Company's net income and earnings per common share would have been adjusted to the pro forma amounts indicated below:

                                                              YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------------
                                                       1995                            1996
                                             ---------------------------------------------------------
                                             AS REPORTED     PRO FORMA      AS REPORTED      Pro Forma
                                             ---------------------------------------------------------
                                                     (in thousands, except per share amounts)
Income before extraordinary loss              $ 6,357         $  6,297        $ 17,394         $ 16,373
Net income                                    $ 6,357         $  6,297        $ 16,454         $ 15,433

Earnings per common share:
   Income before extraordinary loss           $  0.29         $   0.29        $   0.57         $   0.54
   Net income                                 $  0.29         $   0.29        $   0.54         $   0.51


     During 1995 and 1996, the Company issued non-qualified stock options under the Plan, which had exercise prices equal to the fair market value of the common stock at the date of grant. A summary of the Company's stock option activity and related information follows:

                                                               YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------------------
                                                        1995                           1996
                                              ---------------------------   -----------------------------
                                                             Weighted                         Weighted
                                                             Average                          Average
                                              OPTIONS     Exercise Price        Options     Exercise Price
                                              -------     --------------        -------     --------------
                                                        (in thousands, except per share amounts)
Outstanding - beginning of year                     -         $   -             1,189           $   7.12
  Granted                                       1,215             7.09          1,514              24.11
  Exercised                                       (23)            4.98            (77)              7.10
  Forfeited                                        (3)            7.56           (314)             17.60
                                               ------                         -------
Outstanding - end of year                       1,189         $   7.12          2,312           $  16.83
                                               ======                         =======

Options exercisable at year-end                    94                             374
Weighted average fair value of
  options granted during the year               $1.86                          $ 8.15

                        CORESTAFF, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     The following summarizes information related to stock options outstanding at December 31, 1996:

                                         Options outstanding                      OPTIONS EXERCISABLE
                             --------------------------------------------        ------------------------
                                                               Weighted
                                             Weighted           average                         Weighted
        RANGE OF                             average           remaining                         average
        EXERCISE                             exercise         contractual                       exercise
         PRICES              Options          price              life             Options         price
     ---------------         -------         --------         -----------         -------       ---------
                                           (options in thousands)

     $4.98 to $11.45           986            $ 7.08            8.3 Years           374           $6.89

     17.45 to 30.50          1,326             24.08            9.4                  --              --
                             -----                                                 ----

     $4.98 to $30.50         2,312            $16.83            9.1                 374           $6.89
                             =====                                                  ===


     Employee Stock Purchase Plan. In 1996, the Company implemented an employee stock purchase plan whereby eligible employees may purchase shares of the Company's common stock at a price equal to 85 percent of the lower of the closing market price on the first or last trading day of a quarter. A total of 450,000 shares of common stock have been reserved for issuance under the plan. During 1996, employees purchased 33,312 shares for aggregate proceeds to the Company of $0.7 million.

7.       COMMITMENTS AND CONTINGENCIES

     The Company leases various office space and equipment under noncancelable operating leases. Rent expense was $1,631,897, $3,335,158 and $5,754,752 for 1994, 1995 and 1996, respectively. The related future minimum lease payments as of December 31, 1996 are as follows (in thousands):


                                    1997          $ 6,427
                                    1998            5,325
                                    1999            4,117
                                    2000            2,772
                                    2001            1,180
                              Thereafter               51
                                                  -------
                                                  $19,872
                                                  =======

     The Company self-insures most of its workers' compensation exposure. Consulting actuaries are used by the Company in the determination of its liability, which is calculated using a claims-incurred method. Using this method, the present value (using a 5% discount factor) of the estimated liability for claims incurred but unpaid as of December 31, 1996 was approximately $4.7 million ($5.0 million undiscounted), of which approximately $2.4 million was classified as a current liability. As of December 31, 1996, the Company had irrevocable stand-by letters of credit of approximately $3.9 million, as required by its insurance programs.

                        CORESTAFF, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     Certain of the Company's executives are covered by employment agreements covering, among other things, base compensation, incentive-bonus determinations and payments in the event of termination or change in control of the Company.

     Under terms of certain acquisitions, the Company is required to make additional payments to sellers generally to the extent future earnings, as defined, exceed certain stipulated levels. The provisions of these contingent payments are described in Note 2.

     The Company is a defendant in various lawsuits and claims arising in the normal course of business. Management believes it has valid defenses in these cases and is defending them vigorously. While the results of litigation cannot be predicted with certainty, management believes the final outcome of such litigation will not have a material effect on the Company.

8.       RELATED PARTY TRANSACTIONS

     Under terms of a professional services agreement, which terminated in November 1995 following the Company's initial public offering, the general partner of the Company's largest stockholder provided certain financial and management consulting services to the Company. Fees paid under this agreement totaled $85,000 and $127,000 during 1994 and 1995, respectively.

     The CEO of the Company owns a minority interest in a firm that provided investment banking services on certain acquisitions or acquisition targets. Fees for services rendered were based on rates stipulated in an agreement, which in the opinion of management, are equivalent to rates charged by unrelated investment banking firms. Fees paid to this firm during 1994, 1995 and 1996 were approximately $550,000, $31,000 and $129,000, respectively. The CEO also owns a 50 percent interest in a firm that provided certain charter aircraft services to the Company. Fees for these services totaled $55,143 in 1996. In the opinion of management, these fees are based on rates that are comparable to those charged by third parties.

     A bank, which is an affiliate of the financial institution that owns all the Company's Class B common stock (non-voting), serves as the agent bank for the Company's Senior Credit Agreement. This bank also provided the Company with cash management services under terms of a separate agreement.

9.       CREDIT RISK

     The Company provides staffing services to customers in numerous states. A substantial portion of these sales are in California, Texas and the greater Washington D.C. area. This concentration could impact the Company's overall exposure to credit risk inasmuch as these customers could be affected by similar economic or other conditions. The Company believes its portfolio of accounts receivable is well diversified and, as a result, its credit risks are minimal. The Company continually evaluates the creditworthiness of its customers and monitors accounts on a periodic basis, but typically does not require collateral.

10.      FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company has determined, based on available market information and appropriate valuation methodologies, that the fair value of its financial instruments approximates carrying value. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable

                        CORESTAFF, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



approximate fair value due to the short-term maturity of the instruments. The carrying amount of long-term debt approximates fair value because the interest rates under the credit agreement are variable, based on current market.

11.      QUARTERLY FINANCIAL DATA (UNAUDITED)

     Unaudited summarized financial data by quarter for 1995 and 1996 follow (in thousands, except per share amounts):

                                                                        QUARTER ENDED
                                                   ---------------------------------------------------
                                                     Mar. 31      June 30      Sept. 30       Dec. 31
                                                   ---------     ---------     ---------     ---------
                              1995
           -------------------------------------
           Revenues                                $  69,471     $  76,775     $  97,644     $ 100,658
           Operating income                            2,397         3,590         5,215         6,605
           Net income                                    685         1,190         1,705         2,777
           Earnings per common share (1)                0.03          0.05          0.08          0.11

                              1996
           -------------------------------------
           Revenues                                $ 103,386     $ 134,159     $ 163,284     $ 195,272
           Operating income                            5,826         8,360        10,232        12,307
           Income before extraordinary loss            2,669         4,038         5,669         5,018
           Net income                                  2,669         4,038         5,669         4,078
           Earnings per common share:
              Income before extraordinary loss     $    0.10     $    O.14     $    0.18     $    0.15
              Extraordinary loss                           -             -             -         (0.03)
              Net income                           $    0.10     $    0.14     $    0.18     $    0.12



   (1) Adjusted to give effect to the conversion of preferred stock into common stock (See Note 5).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CORESTAFF, INC.
                                         (Registrant)


                                         By:   /s/ MICHAEL T. WILLIS
                                         -------------------------------------
                                         Michael T. Willis
                                         Chief Executive Officer and President
                                         March 26, 1997

     The undersigned directors and officers of CORESTAFF, Inc. hereby constitute and appoint Michael T. Willis, Edward L. Pierce and Peter T. Dameris, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact and agents, for him and in his name, place, and stead, in any and all capacities, to sign on his behalf any and all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Commission granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully as to all intents and purposes as he or she might or could do in person, and hereby ratify and confirm that all such attorneys-in-fact or agents, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



 /s/ MICHAEL T. WILLIS
------------------------------------------
Michael T. Willis
Chairman of the Board, Chief Executive
Officer and President (Principal Executive
Officer)
March 26, 1997


 /s/ AUSTIN P. YOUNG
----------------------------------------
Austin P. Young
Director and Executive Vice President
March 26, 1997


 /s/ EDWARD L. PIERCE
----------------------------------------
Edward L. Pierce
Senior Vice President, Chief Financial
Officer and Assistant Secretary (Principal
Financial Officer and Principal Accounting
Officer)
March 26, 1997


/s/ NUALA BECK
----------------------------------------
Nuala Beck
Director
March 26, 1997

 /s/ CHARLES H. COTROS
----------------------------------------
Charles H. Cotros
Director
March 26, 1997



 /s/ DONALD J. EDWARDS
----------------------------------------
Donald J. Edwards
Director
March 26, 1997



 /s/ CHARLES R. SCHNEIDER
----------------------------------------
Charles R. Schneider
Director
March 26, 1997


 /s/ BRUCE V. RAUNER
----------------------------------------
Bruce V. Rauner
Director
March 26, 1997



 /s/ JOHN T. TURNER
----------------------------------------
John T. Turner
Director
March 26, 1997

                                EXHIBIT INDEX

         EXHIBIT
         NUMBER                            EXHIBIT DESCRIPTION
         -------                           -------------------
          3.1         --  First Amended and Restated Certificate of Incorporation of the Registrant
                          (incorporated by reference from exhibit number 4.1 to the Company's Registration
                          Statement on Form S-8, file number 33-80325)
          3.2         --  Amended and Restated Bylaws of the Registrant (incorporated by reference from exhibit number 4.2 to the Company's Registration Statement on Form S-8, file number 33-80325)
         10.1         --  Employment Agreement dated November 7, 1995 between the Company and
                          Michael T. Willis (incorporated by reference from exhibit number 10.17 to the
                          Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                          1995)
         10.2*        --  Employment Agreement dated September 1, 1996 between the Company and
                          Joseph V. Amella
         10.3         --  Employment Agreement dated January 10, 1995 between the Company and Peter
                          T. Dameris (incorporated by reference from exhibit number 10.21 to the
                          Company's Registration Statement on Form S-1, file number 33-96718)
         10.4         --  Employment Agreement dated January 24, 1995 between the Company and
                          Rocco N. Aceto (incorporated by reference from exhibit number 10.22 to the
                          Company's Registration Statement on Form S-1, file number 33-96718)
         10.5*        --  Employment Agreement dated September 6, 1995 between the Company and
                          George W. Fink
         10.6*        --  Employment Agreement dated July 21, 1996 between the Company and Austin P.
                          Young
         10.7         --  Asset Purchase Agreement dated January 4, 1996 among Taylor Temporary
                          Services, Inc., CORESTAFF Acquisition Sub #4, Inc. and Barbara R. Taylor
                          (incorporated by reference from exhibit number 10.28 to the Company's Annual
                          Report on Form 10-K for the fiscal year ended December 31, 1995)
         10.8         --  Stock Purchase Agreement dated January 17, 1996 among the Company and
                          Datronics Management, Inc., Datronics U.K., Limited, Irwin Kaplan, Myra
                          Goodman, Les Patron, Michael Holt, Neil Paulsen, Chris Wheeler, Marie
                          L'Esperance and Cynthia O'Lear (incorporated by reference from exhibit number
                          10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended
                          December 31, 1995)
         10.9         --  Asset Purchase Agreement dated February 8, 1996 among Richard Keith
                          Enterprises, Inc., Provincial Staffing Services, Inc., CORESTAFF Acquisition Sub
                          #5, Inc. and Richard V. Keith, Jr. (incorporated by reference from exhibit number
                          10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended
                          December 31, 1995)
         10.10        --  Stock Purchase Agreement dated June 12, 1996, among CORESTAFF, Data Aid,
                          Inc., Richard L. Reid, Jerry L. Chafin and Jimmy H. Wyrosdick (incorporated by reference from exhibit number 10.1 to the Company's Current Report on Form 8-K dated June 24, 1996)
         10.11        --  Stock Purchase Agreement dated September 10, 1996, among CORESTAFF,
                          On-Line Resources, Inc., Nalluru C. Murthy and Canan Gurman (incorporated by reference from exhibit number 10.1 to the Company's Current Report on Form 8-K dated September 10, 1996)
         10.12        --  Asset Purchase Agreement dated September 25, 1996, among Transworld Services
                          Group, Ltd., Transworld Services Group I, LLC, Transworld Services Group II,
                          LLC, CORESTAFF Acquisition Sub #6, Inc., Gulf Coast Corporate Ventures, Inc.,
                          John A. Riley and Joseph Raymond (incorporated by reference from exhibit number
                          10.1 to the Company's Current Report on Form 8-K dated October 28, 1996)
         10.13        --  Asset Purchase Agreement dated as of December 13, 1996, among COMSYS Technical
                          Services, Inc., a Maryland corporation, Telos Corporation, a California corporation, and Telos Corporation, a Maryland corporation (incorporated by reference from exhibit number 10.1 to the Company's Current Report on Form  8-K dated January 9, 1997)
         21.1*        --  Subsidiaries of the Registrant
         23.1*        --  Consent of Independent Auditors
         24.1         --  Power of Attorney (included on the signature pages to this Annual Report)
         27.1*        --  Financial Data Schedule

-------------------
*  Filed herewith