Form 10-Q
period 1997-03-31
CORESTAFF INC
filed 1997-05-15
CIK 1000366

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                              ------------------

(MARK ONE)
   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

   | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ____________

                         COMMISSION FILE NUMBER 0-26970

                              ------------------

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

                                 (281) 602-3400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                              ------------------

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.       YES  [X]   NO  [ ]

        AS OF APRIL 1, 1997, THE COMPANY HAD 31,308,048 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, AND 707,232 SHARES OF CLASS B (NON-VOTING) COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING.


================================================================================

                        CORESTAFF, INC. AND SUBSIDIARIES
                                     INDEX


                                                                              Page
PART I.       FINANCIAL INFORMATION

              Item 1.      Financial Statements                                 3

              Item 2.      Management's Discussion and Analysis of
                           Financial Condition and Results of Operations       10

PART II.      OTHER INFORMATION

              Item 6.      Exhibits and Reports on Form 8-K                    13

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                        CORESTAFF, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                           MARCH 31,    DECEMBER 31,
                                                                             1997           1996
                                                                          -----------    -----------
                                       ASSETS                             (Unaudited)
Current Assets:
   Cash and cash equivalents                                              $    11,679    $     6,521
   Accounts receivable, net of allowance of $2,348 and $1,637                 153,163        126,302
   Prepaid expenses and other                                                  11,152         10,450
   Deferred income taxes                                                        3,113          2,817
                                                                          -----------    -----------
      Total current assets                                                    179,107        146,090
Fixed Assets, net                                                              25,581         16,503
Intangible Assets, net of accumulated amortization of $9,521 and $8,106       249,072        231,475
Other Assets                                                                    4,564          2,329
                                                                          ===========    ===========
Total Assets                                                              $   458,324    $   396,397
                                                                          ===========    ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt                                   $     1,011    $       456
   Accounts payable                                                            22,243         17,089
   Payroll and related taxes                                                   25,262         21,045
   Self-insurance reserve                                                       2,075          2,374
   Amounts due sellers of acquired companies                                    4,805          9,615
   Other current liabilities                                                    4,530          1,196
                                                                          -----------    -----------
      Total current liabilities                                                59,926         51,775
Non-current Self-insurance Reserve                                              2,564          2,279
Long-term Debt, net of current maturities                                     152,366        107,839
Deferred Income Taxes and Other                                                 6,131          3,587
Commitments and Contingencies
Stockholders' Equity:
   Preferred stock, par value $.01; 5,000,000 shares authorized;
      none issued                                                                --             --
   Common stock, par value $.01 --
       Common Stock - 40,000,000 shares authorized;
          31,992,048 and 31,944,657 shares issued                                 320            319
      Class B (non-voting) - 3,000,000 shares authorized;
         707,232 shares issued                                                      7              7
   Additional paid-in capital                                                 210,640        210,034
   Retained earnings                                                           27,522         21,767
                                                                          -----------    -----------
                                                                              238,489        232,127
                                                                          -----------    -----------
   Less - 684,000 shares of common stock in treasury, at cost                    (188)          (188)
   Less - notes receivable from stockholders                                     (787)          (787)
   Less - deferred compensation                                                  (177)          (235)
                                                                          -----------    -----------
      Total stockholders' equity                                              237,337        230,917
                                                                          -----------    -----------
Total Liabilities and Stockholders' Equity                                $   458,324    $   396,397
                                                                          ===========    ===========

           See notes to unaudited consolidated financial statements.

                        CORESTAFF, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except per share amounts)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                      -------------------------
                                                        1997            1996
                                                      ---------       ---------
Revenues from Services                                $ 216,948       $ 103,386
Cost of Services                                        167,093          77,684
                                                      ---------       ---------
Gross Profit                                             49,855          25,702

Operating Costs and Expenses:
   Selling, general and administrative                   35,086          18,494
   Depreciation and amortization                          2,548           1,382
                                                      ---------       ---------
                                                         37,634          19,876
                                                      ---------       ---------

Operating Income                                         12,221           5,826

Other Income (Expense):
   Interest expense                                      (2,203)         (1,285)
   Other, net                                               (95)             61
                                                      ---------       ---------
                                                         (2,298)         (1,224)
                                                      ---------       ---------
Income before Income Taxes                                9,923           4,602
Provision for Income Taxes                                4,168           1,933
                                                      ---------       ---------
Net Income                                            $   5,755       $   2,669
                                                      =========       =========

Earnings per Common Share                             $    0.18       $    0.10
                                                      =========       =========

Number of Shares Used to Compute
   Earnings per Common Share                             32,429          27,339
                                                      =========       =========




           See notes to unaudited consolidated financial statements.

                        CORESTAFF, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31
                                                                          ----------------------
                                                                             1997         1996
                                                                          ---------    ---------
Cash Flows from Operating Activities:
   Net income                                                             $   5,755    $   2,669
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Depreciation and amortization                                           2,548        1,382
      Amortization of deferred loan costs                                        26           82
      Amortization of deferred compensation                                      58         --
      Provision for doubtful accounts                                           635          180
      Deferred income taxes (benefit)                                           484          (77)
      Self-insurance reserve                                                   (192)        (146)
      Changes in assets and liabilities net of effects of acquisitions:
       Accounts receivable                                                  (17,434)      (5,178)
       Prepaid expenses and other                                              (732)      (1,324)
       Accounts payable                                                       2,115        2,815
       Accrued liabilities                                                      272         (395)
                                                                          ---------    ---------
         Net cash provided by (used in) operating activities                 (6,465)           8
                                                                          ---------    ---------

Cash Flows from Investing Activities:
   Cash paid for acquisitions, net of cash acquired                         (25,030)     (29,817)
   Capital expenditures                                                      (8,510)      (1,829)
   Proceeds from sale of physical therapy staffing business                   2,500         --
   Payments received on stockholders' notes                                    --             63
   Other                                                                     (2,276)          (3)
                                                                          ---------    ---------
         Net cash used in investing activities                              (33,316)     (31,586)
                                                                          ---------    ---------

Cash Flows from Financing Activities:
   Principal payments on long-term debt                                        (212)        (350)
   Net proceeds from issuance of long-term debt                              44,544       33,757
   Net proceeds from sale of common stock                                       607          171
                                                                          ---------    ---------
         Net cash provided by financing activities                           44,939       33,578
                                                                          ---------    ---------

Net Increase in Cash and Cash Equivalents                                     5,158        2,000

Cash and Cash Equivalents at Beginning of Period                              6,521        4,091
                                                                          ---------    ---------

Cash and Cash Equivalents at End of Period                                $  11,679    $   6,091
                                                                          =========    =========

Cash paid during the period for:
   Interest, net of amounts capitalized                                   $   1,775    $   1,047
   Income taxes                                                           $   2,879    $     719


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

         The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1996.

2.       EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of common stock equivalents ("CSE") will be excluded. The exclusion of CSE from the calculation would not have had a material effect on primary earnings per share for the three months ended March 31, 1997 and 1996.

3.       INCOME TAXES

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

4.       ACQUISITIONS AND DISPOSITION

         During the three months ended March 31, 1997, the Company acquired two businesses, which are summarized below:

Acquisitions completed:
   Staffing Services                                                      1
   IT Solutions                                                           1
                                                                    -------
     Total                                                                2
                                                                    =======

Purchase consideration (in thousands):
   Cash paid                                                        $25,033
   Liabilities assumed                                                7,957
                                                                    -------
   Fair value of assets acquired (including intangibles)            $32,990
                                                                    =======

                        CORESTAFF, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         In January 1997, the Company acquired substantially all of the assets of Roberta Enterprises, Inc., a California-based staffing services business, for $8.4 million in cash. In March 1997, the Company acquired Metamor Technologies, Ltd., an Illinois-based IT Solutions services business, for $16.0 million in cash.

         All acquisitions made by the Company have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included in the Company's consolidated results of operations from the date of acquisition. In certain transactions, the sellers are also entitled to contingent consideration based on the increase in earnings before interest and taxes ("EBIT"), as defined. As of March 31, 1997, the maximum aggregate contingent consideration based on EBIT for future periods was $25.2 million. The payment of any contingent consideration will increase the amount of goodwill related to the acquisitions.

         In January 1997, the Company sold its non-core physical therapy staffing business, which accounted for less than two percent of the Company's 1996 consolidated revenues and operating income. A loss of $1.4 million on the sale was recognized in the fourth quarter of 1996.

         The following unaudited results of operations have been prepared assuming the acquisitions made through March 31, 1997 and the sale of the Company's physical therapy staffing business had occurred as of the beginning of the periods presented. The unaudited pro forma operating results are not necessarily indicative of future operating results nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented:

                                                THREE MONTHS ENDED
                                                    MARCH 31,
                                        -----------------------------------
                                              1997              1996
                                        ----------------- -----------------
                                             (in thousands, except
                                                per share amounts)
    Revenues                               $   233,264         $    171,357
    Net income                             $     6,035         $      3,355
    Earnings per common share              $      0.19         $       0.12

5.       LONG-TERM DEBT

         At March 31, 1997, the Company had outstanding borrowings under its $200 million Senior Credit Agreement (the "Credit Agreement") of $152.1 million and remaining availability (after deducting outstanding letters of credit of $4.9 million) of $43.0 million. The Company may request that the commitment be raised to $250 million. Borrowings under the Credit Agreement bear interest, at the Company's option, at LIBOR plus a margin of 0.625% to 1.375%, which depends upon the leverage ratio, or the bank's base rate. The weighted average interest rate at March 31, 1997 was 6.67%. A commitment fee of 0.18% to 0.25%, depending on the leverage ratio, is payable on the unused portion of the commitment.

6.       SUBSEQUENT EVENT

         Subsequent to March 31, 1997, the Company acquired Business Mgmt. Data, Inc., a California-based IT Solutions business, and its India affiliate Sriven Computer Solutions (Pvt.), Ltd. for $16.1 million in cash. The sellers are also entitled to contingent consideration of up to $8.0 million based on the increase in EBIT, as defined. Payment of contingent consideration will increase the amount of goodwill related to the acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements.

INTRODUCTION

         Since its inception in July 1993, the Company's growth has been the result of acquisitions of businesses primarily in the staffing industry, coupled with high internal growth. Through April 30, 1997, the Company had completed 29 acquisitions, including 11 information technology ("IT") services businesses, 12 staffing services businesses and three IT Solutions businesses. The remaining three acquisitions were of physical therapy staffing businesses, a non-core business that was sold by the Company in January 1997.

         All acquisitions completed by the Company have been accounted for under the purchase method of accounting. Accordingly, the historical Consolidated Financial Statements of the Company include the operating results of the acquired businesses from the date of acquisition. Because the Company's historical consolidated operating results have been significantly affected by the number, timing and size of the acquisitions, pro forma financial data are provided herein for a more meaningful period-to-period comparison of the Company's operating results. The pro forma financial data have been prepared assuming all acquisitions completed through March 31, 1997 were consummated as of the beginning of the periods presented. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented or that might be attained in the future.

RESULTS OF OPERATIONS

                       THREE MONTHS ENDED MARCH 31, 1997
              COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1996

                                             HISTORICAL                                            PRO FORMA
                         ---------------------------------------------------- ----------------------------------------------------
                                   1997                      1996                       1997                      1996
                         ---------------------------------------------------- ------------------------- --------------------------
Revenues:
   Staffing Services     $  114,066       52.6%    $   60,786        58.8%    $ 114,066          51.1%  $   89,889          52.5%
   IT Services              101,071       46.6         39,818        38.5       101,071          45.3       76,059          44.4
   IT Solutions               1,811        0.8            585         0.6         8,127           3.6        5,409           3.1
   Other                          -          -          2,197         2.1             -             -            -            -
                         ----------    -------     ----------    --------     ---------     ---------   ----------    ----------
     Total               $  216,948      100.0%    $  103,386       100.0%    $ 223,264         100.0%  $  171,357         100.0%
Gross profit:
   Staffing Services     $   22,631       45.4%    $   13,324        51.8%    $  22,631          43.3%      18,637          45.4%
   IT Services               26,574       53.3         11,656        45.4        26,574          50.8       20,520          50.0
   IT Solutions                 650        1.3            186         0.7         3,106           5.9        1,882           4.6
   Other                          -          -            536         2.1             -             -            -            -
                         ----------    -------     ----------    --------     ---------     ---------   ----------    ----------
     Total               $   49,855      100.0%    $   25,702        100.0%   $  52,311         100.0%  $   41,039         100.0%

Operating income         $   12,221                $    5,826                 $  12,965                 $   10,204

Net income               $    5,755                $    2,669                 $   6,035                 $    3,355

Earnings per share       $     0.18                $     0.10                 $    0.19                 $     0.12
Margins:
   Gross  --
     Staffing Services          19.8%                    21.9%                     19.8%                      20.7%
     IT Services                26.3                     29.3                      26.3                       27.0
     IT Solutions               35.9                     31.8                      38.2                       34.8
     Consolidated               23.0                     24.9                      23.4                       23.9
   Operating                     5.6                      5.6                       5.8                        6.0

         COMPARISON OF HISTORICAL OPERATING RESULTS

         SUMMARY. Net income for the current quarter increased 115.6% to $5.8 million compared with net income of $2.7 million in the first quarter of 1996. Earnings per share increased 80.0% to $0.18 per share, up from $0.10 per share in 1996. The average number of shares outstanding during the current quarter was 18.6% higher than a year ago as a result of the Company's second public equity offering in May 1996.

         Revenues in the current quarter increased 109.8% to $216.9 million from $103.4 million in the first quarter of 1996. Operating income also increased 109.8% to $12.2 million from $5.8 million in the same period a year ago. Gross margin for the current quarter was 23.0% compared with 24.9% for the first quarter of 1996. The lower gross margin primarily resulted from the effects of acquisitions of lower margin businesses made after March 31, 1996, and a higher proportion of revenues from large customers. These larger accounts have lower gross margins than smaller accounts, but higher operating leverage. Despite the lower gross margin, operating margin for the current quarter was 5.6%, which equaled the margin for the first quarter of 1996. This was the result of the higher operating leverage and the higher proportion of revenues from the IT Services group, partially offset by the effects of investments in infrastructure and in IT technical practices to support the growth of the Company.

         IT SERVICES GROUP. For the current quarter, the IT Services group accounted for 46.6% and 53.3% of the Company's consolidated revenues and gross profit, respectively, up from 38.5% and 45.4%, respectively, in the first quarter of 1996. These increases reflect the higher internal growth rate of this group compared with staffing services and the nine businesses acquired in this sector in 1996. Revenues and gross profit for the current quarter were up 153.8% and 128.0%, respectively, over the first quarter of 1996. Gross margin for the current quarter was 26.3% compared with 29.3% for the first quarter of 1996. This reduction was due to a change in business mix related to the acquisition of certain lower margin businesses in 1996 and the higher proportion of revenues from large customers, which have lower gross margins than smaller accounts, but higher operating leverage.

         STAFFING SERVICES GROUP. For the current quarter, the Staffing Services group accounted for 52.6% and 45.4% of the Company's consolidated revenues and gross profit, respectively, down from 58.8% and 51.8%, respectively, in the first quarter of 1996. Revenues and gross profit for the current quarter were up 87.7% and 69.9%, respectively, over the first quarter of 1996. Gross margin for the current quarter was 19.8% compared with 21.9% for the first quarter of 1996. This reduction related to a change in business mix caused by (i) the acquisition of a low margin staffing services business in 1997, (ii) the higher proportion of revenues being generated from the Company's large on-site programs (VIP programs) and (iii) lower internal growth of the Company's higher margin businesses. VIP programs have lower gross margins than the group's other staffing services business, but higher operating leverage.

         IT SOLUTIONS GROUP. During the current quarter, the Company formed a new business unit, IT Solutions, to provide system integration and consulting services. This new unit is currently comprised of one IT consulting and systems integration business acquired in March 1997, and the Company's technical communication business, which was formerly included in its IT Services group. The historical results do not include the acquisition in April 1997 of Business Mgmt. Data, Inc. a California-based IT solutions business and its India affiliate, Sriven Computer Solutions (Pvt.), Ltd. (together "BMD").

         OPERATING COSTS AND EXPENSES. Selling, general and administrative ("SG&A") expenses for 1997 totaled $35.1 million (16.2% of revenues), compared with $18.5 million (17.9% of revenues) for 1996. The increase in SG&A expenses primarily related to (i) the effects of the acquisitions, (ii) internal growth of the operating companies post-acquisition, (iii) investments made to improve infrastructure and to develop technical practices in the IT services group and
(iv) higher expenses at the corporate level. The SG&A Margin (i.e. SG&A expenses as a percentage of revenues) for the first quarter of 1997 was 16.2%, which was lower than 1996 due to (i) higher operating leverage of the operating groups and (ii) lower corporate-level overhead as a percentage of consolidated revenues.

         Depreciation totaled $0.9 million and $0.6 million for the first quarter of 1997 and 1996, respectively. The increase primarily related to the fixed assets of the businesses acquired and, to a lesser extent, depreciation on capital expenditures made post-acquisition. Amortization of $1.7 million and $0.8 million for 1997 and 1996, respectively, related to amortization of intangible assets (goodwill and non-compete agreements) of the businesses acquired.

         NON-OPERATING COSTS AND EXPENSES. Interest expense for the current quarter totaled $2.2 million compared with $1.3 million for 1996. The $0.9 million increase was primarily due to increased borrowings for acquisitions.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the current quarter was $4.2 million (an effective tax rate of 42.0%), as compared with $1.9 million (an effective tax rate of 42.0%) for 1996. The Company's effective tax rate includes the effects of state income taxes and the portion of goodwill amortization not deductible for federal income tax purposes.

         NET INCOME. Due to the factors described above, net income for 1997 was $5.8 million compared with $2.7 million for 1996. Net income as a percentage of revenues ("Net Income Margin") increased to 2.7% for the 1997 period, from 2.6% for 1996.

         COMPARISON OF PRO FORMA OPERATING RESULTS

         SUMMARY. Pro forma operating results, which assume all acquisitions consummated through March 31, 1997, and the sale of the physical therapy staffing business in January 1997 occurred as of the beginning of the periods presented, demonstrate the high internal growth rate of the Company's business units during the current quarter. Pro forma revenues for the current quarter were $223.3 million, up 30.3% from $171.4 million in the first quarter of 1996. Pro forma net income rose 79.9% to $6.0 million, or $0.19 per share, compared with pro forma net income of $3.4 million, or $0.12 per share, in 1996.

         IT SERVICES GROUP. Pro forma revenues and gross profit for the current quarter increased 32.9% and 29.5%, respectively, from the first quarter of 1996. These improvements reflect the continued strong demand for the Company's IT services. Pro forma gross margin for the current quarter was 26.3% compared with 27.0% for 1996. The lower gross margin primarily related to (i) a higher proportion of revenues from large accounts, principally telecommunication clients, (ii) higher bench time caused by delays in certain project work, (iii) one less billing day in the current quarter and (iv) higher consultant costs.

         STAFFING SERVICES GROUP. Pro forma revenues and gross profit for the current quarter increased 26.9% and 21.4%, respectively, from the first quarter of 1996. These improvements primarily reflect the increase in revenues from the VIP programs, including new programs that were added in 1997. Pro forma gross margin for the current quarter was 19.8%, compared with 20.7% for the first quarter of 1996. The lower gross margin reflects the higher proportion of revenues from the Company's VIP programs, which have lower gross margins, but higher operating leverage.

         IT SOLUTIONS GROUP. Pro forma revenues and gross profit for the current quarter increased 50.2% and 65.0%, respectively, from the first quarter of 1996. Pro forma gross margin was 38.2%, compared 34.8% for the first quarter of 1996. The gross margin for this group is higher than that for the Company's other business units due to the higher value-added nature of the services provided. The growth rate for the group is also expected to exceed the Company's other business units. The pro forma results do not include the acquisition in April 1997 of BMD.

         OPERATING COSTS AND EXPENSES. Pro forma SG&A expenses for the first quarter of 1997 totaled $36.6 million (16.4% of revenues) compared with $28.3 million (16.5% of revenues) for the first quarter of 1996. The increase in pro forma SG&A expenses primarily related to (i) internal growth of the operating groups, (ii) investments made to infrastructure and to develop technical practices in the IT Services group and (iii) higher expenses at the corporate level. The pro forma SG&A Margin for 1997 was lower than 1996 due to (i) higher operating leverage of the operating groups and (ii) lower corporate-level overhead as a percentage of consolidated revenues. The pro forma SG&A expenses reflect historical SG&A expenses at the corporate level and therefore do not include the pro forma effects of personnel additions made subsequent to the beginning of each period to accommodate the growth of the Company.

         Depreciation of $1.0 million and $0.8 million for 1997 and 1996, respectively, related primarily to the fixed assets of the acquired companies. Amortization of $1.8 million for both 1997 and 1996 related to amortization of intangible assets (goodwill and non-compete agreements) of the businesses acquired.

         NON-OPERATING COSTS AND EXPENSES. Pro forma interest expense for 1997 totaled $2.5 million compared with $4.5 million for 1996. The decrease relates to lower long-term debt levels as a result of the repayment of indebtedness with proceeds from the Company's public equity offering in May 1996.

         PROVISION FOR INCOME TAXES. The Company's pro forma effective tax rate for the current quarter was 42.0%, which was also the rate for the first quarter of 1996. The Company's effective tax rate includes the effects of state income taxes and the portion of goodwill amortization not deductible for federal income tax purposes.

         NET INCOME. Due to the factors described above, pro forma net income for the current quarter was $6.0 million compared with $3.4 million for the first quarter of 1996. The pro forma Net Income Margin for the current quarter was 2.7% compared with 2.0% for 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements have related to the acquisition of businesses and capital expenditures. These requirements have been met through a combination of bank debt, issuances of equity securities and internally generated funds.

         During the first three months of 1997 and 1996, the Company made cash payments for acquisitions of $25.0 million and $29.8 million, respectively. Capital expenditures totaled $8.5 million and $1.8 million for the three months ended March 31, 1997 and 1996, respectively. The Company estimates that its capital expenditures for 1997 will be approximately $30.0 million. The majority of these expenditures relate to (i) the installation and development of an integrated front and back office information system, which is expected to be operational in 1998, (ii) the roll-out of proprietary software to the staffing services branches, (iii) up-grading of computer hardware to facilitate the new integrated information system and new software tools and (iv) furniture, fixtures and equipment for new offices. The Company expects to fund the expenditures with cash flows from operations and borrowings under its Credit Agreement.

         The Company had working capital of $119.2 million and $94.3 million at March 31, 1997 and December 31, 1996, respectively. The Company had cash and cash equivalents of $11.7 million and $6.5 million at March 31, 1997 and December 31, 1996, respectively. The Company's operating cash flows and working capital requirements are significantly affected by the timing of payroll and the receipt of payment from the customer. Generally, the Company pays the temporary employees of its Staffing Services group weekly and the employees of its IT Services group semi-monthly. Payments from customers are generally received within 30 to 65 days from the date of invoice. Cash flows provided by (used in) operating activities were $(6.5) million and $8,000 for the quarter ended March 31, 1997 and 1996, respectively. The decrease in operating cash flows for 1997 reflected the significant growth in revenues in the first quarter of 1997 from a number of the Company's larger accounts, which generally have a longer billing and collection cycle.

         At March 31, 1997, the Company had a $200 million Senior Credit Agreement with a syndicate of 12 banks (the "Credit Agreement"). Under terms of the Credit Agreement, the Company may borrow under a revolving credit facility up to the lesser of $200 million or 3.5 times Pro Forma Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization of all acquired companies for the preceding twelve-month period). The Company may request that the commitment be raised to $250 million. Borrowings under the Credit

Agreement bear interest, at the Company's option, at LIBOR plus a margin of 0.625% to 1.375%, which depends upon the leverage ratio, or the bank's base rate. A commitment fee of 0.18% to 0.25%, depending on the leverage ratio, is payable on the unused portion of the facility. The Credit Agreement contains certain covenants which, among other things, limit the payment of dividends and require the maintenance of certain financial ratios. As of March 31, 1997, the Company had outstanding borrowings under the Credit Agreement of $152.1 million and remaining availability (after deducting outstanding letters of credit of $4.9 million) of $43.0 million. The weighted average interest rate of the Company's outstanding borrowings under the Credit Agreement was 6.67% at March 31, 1997.

         The Company is in the process of amending the Credit Agreement to increase the borrowing capacity to the lesser of four times pro forma EBITDA or $400 million. The amendment, which is subject to the approval of the participating banks, is expected to be completed by the end of the second quarter.

         The Company's acquisition program will require significant additional capital resources. The Company intends to seek additional capital as necessary to fund such acquisitions through one or more funding sources that may include borrowings under the Credit Agreement or the issuance of debt or equity securities or both. Cash flows from operations, to the extent available, may also be used to fund acquisitions. Although management believes that the Company will be able to obtain sufficient capital to fund acquisitions, there can be no assurance that such capital will be available to the Company at the time it is required or on terms acceptable to the Company.

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

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This Form 10-Q contains forward-looking statements and information that are based on management's beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words "believe," "anticipate," "estimate," "project," "expect," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the economy, the degree and nature of competition, demand for the Company's services, and the Company's ability to acquire businesses that are accretive to earnings, to integrate the operations of acquired businesses, to recruit and place temporary professionals, to expand into new markets, to complete fixed price agreements in accordance with their terms and to maintain profit margins in the face of pricing pressures. In addition, important factors that could cause results to differ materially are set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                          PART II - OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  EXHIBITS

                     27    Financial Data Schedule

             (b)  REPORTS ON FORM 8-K

                  A Form 8-K Current Report ("Form 8-K") was filed with the Commission on January 10, 1997 reporting the acquisition of Telos Consulting Services ("Telos") on December 27, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         CORESTAFF, INC.
                                         (REGISTRANT)



Date:    May 13, 1997                 By: /s/ EDWARD L. PIERCE
                                          -----------------------------
                                          Edward L. Pierce
                                          Senior Vice President, Chief Financial
                                          Officer and Assistant Secretary
                                          (Duly Authorized Officer and Principal
                                          Financial Officer)

                                 EXHIBIT INDEX


        EXHIBIT
         NUMBER          EXHIBIT DESCRIPTION
         ------          -------------------
           27           Financial Data Schedule