Form 10-Q
period 1997-06-30
CORESTAFF INC
filed 1997-07-23
CIK 1000366

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO
                                           --------       --------


                         COMMISSION FILE NUMBER 0-26970

                             ---------------------

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

                             ---------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.     YES   [X]         NO  [ ]

     AS OF JULY 1, 1997, THE COMPANY HAD 31,397,745 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, AND 707,232 SHARES OF CLASS B (NON-VOTING) COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING.

===============================================================================

                        CORESTAFF, INC. AND SUBSIDIARIES
                                     INDEX





                                                                     Page
       PART I.   FINANCIAL INFORMATION

       Item 1.   Financial Statements                                   3

       Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          9

       PART II.  OTHER INFORMATION

       Item 6.   Exhibits and Reports on Form 8-K                      17

                         PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS



                        CORESTAFF, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                            JUNE 30,    DECEMBER 31,
                                                                              1997          1996
                                                                           ----------    ----------
                                 ASSETS                                   (Unaudited)
Current Assets:
  Cash and cash equivalents                                                $  12,451    $   6,521
  Accounts receivable, net of allowance of $2,837 and $1,637                 175,299      126,302
  Prepaid expenses and other                                                  18,937       10,450
  Deferred income taxes                                                        3,291        2,817
                                                                           ---------    ---------
    Total current assets                                                     209,978      146,090
Fixed Assets, net                                                             36,420       16,503
Intangible Assets, net of accumulated amortization of $11,350 and $8,106     279,053      231,475
Other Assets                                                                   4,967        2,329
                                                                           ---------    ---------
Total Assets                                                               $ 530,418    $ 396,397
                                                                           =========    =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                                     $   1,916    $     456
  Accounts payable                                                            16,451       17,089
  Payroll and related taxes                                                   35,070       21,045
  Self-insurance reserve                                                       1,270        2,374
  Amounts due sellers of acquired companies                                      216        9,615
  Other current liabilities                                                    4,988        1,196
                                                                           ---------    ---------
    Total current liabilities                                                 59,911       51,775
Non-current Self-insurance Reserve                                             2,564        2,279
Long-term Debt, net of current maturities                                    216,787      107,839
Deferred Income Taxes and Other                                                5,346        3,587
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, par value $.01; 5,000,000 shares authorized;
   none issued
  Common stock, par value $.01 --
  Common Stock - 40,000,000 shares authorized;
             32,081,745 and 31,944,657 shares issued                             321          319
    Class B (non-voting) - 3,000,000 shares authorized;
             707,232 shares issued                                                 7            7
  Additional paid-in capital                                                 211,683      210,034
  Retained earnings                                                           34,929       21,767
                                                                           ---------    ---------
                                                                             246,940      232,127
                                                                           ---------    ---------
  Less - 684,000 shares of common stock in treasury, at cost                    (188)        (188)
  Less - notes receivable from stockholders                                     (787)        (787)
  Less - deferred compensation                                                  (155)        (235)
                                                                           ---------    ---------
    Total stockholders' equity                                               245,810      230,917
                                                                           ---------    ---------
Total Liabilities and Stockholders' Equity                                 $ 530,418    $ 396,397
                                                                           =========    =========

           See notes to unaudited consolidated financial statements.

                        CORESTAFF, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except per share amounts)


                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                JUNE 30,                 JUNE 30,
                                        ------------------------------------------------
                                          1997         1996          1997         1996
                                        ---------    ---------    ---------    ---------
Revenues from Services                  $ 241,351    $ 134,159    $ 458,299    $ 237,545
  Cost of Services                        181,178      101,541      348,271      179,225
                                        ---------    ---------    ---------    ---------
  Gross Profit                             60,173       32,618      110,028       58,320

Operating Costs and Expenses:
  Selling, general and administrative      41,293       22,501       76,379       40,995
  Depreciation and amortization             3,103        1,757        5,651        3,139
                                        ---------    ---------    ---------    ---------
                                           44,396       24,258       82,030       44,134
                                        ---------    ---------    ---------    ---------

Operating Income                           15,777        8,360       27,998       14,186

Other Income (Expense):
  Interest expense                         (2,878)      (1,542)      (5,081)      (2,827)
  Other, net                                 (128)         142         (223)         203
                                        ---------    ---------    ---------    ---------
                                           (3,006)      (1,400)      (5,304)      (2,624)
                                        ---------    ---------    ---------    ---------
Income before Income Taxes                 12,771        6,960       22,694       11,562
Provision for Income Taxes                  5,364        2,922        9,532        4,855
                                        ---------    ---------    ---------    ---------
Net Income                              $   7,407    $   4,038    $  13,162    $   6,707
                                        =========    =========    =========    =========
Earnings per Common Share               $    0.23    $    0.14    $    0.41    $    0.24
                                        =========    =========    =========    =========
Number of Shares Used to Compute
  Earnings per Common Share                32,455       29,177       32,450       28,212
                                        =========    =========    =========    =========

           See notes to unaudited consolidated financial statements.

                        CORESTAFF, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                                                           SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                        ----------------------
`                                                                         1997         1996
                                                                        ---------    ---------
Cash Flows from Operating Activities:
  Net income                                                            $  13,162    $   6,707
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                           5,651        3,139
    Amortization of deferred loan costs                                        53          177
    Amortization of deferred compensation                                      80         --
    Provision for doubtful accounts                                         1,546          477
    Deferred income taxes                                                   1,122           44
    Self-insurance reserve                                                   (997)        (890)
    Loss on disposal of assets                                               --            (29)
    Changes in assets and liabilities net of effects of acquisitions:
      Accounts receivable                                                 (34,226)     (11,071)
      Prepaid expenses and other                                           (6,769)          24
      Accounts payable                                                     (5,681)         631
      Accrued liabilities                                                   4,661          995
                                                                        ---------    ---------
        Net cash provided by (used in) operating activities               (21,398)         204
                                                                        ---------    ---------
Cash Flows from Investing Activities:
  Cash paid for acquisitions, net of cash acquired                        (65,300)     (81,272)
  Capital expenditures                                                    (17,517)      (4,810)
  Proceeds from sale of physical therapy staffing business                  2,500         --
  Payments received on stockholders' notes                                   --             63
  Proceeds from sale of assets                                               --             71
  Other                                                                    (3,162)           6
                                                                        ---------    ---------
       Net cash used in investing activities                              (83,479)     (85,942)
                                                                        ---------    ---------
Cash Flows from Financing Activities:
  Principal payments on long-term debt                                       (218)    (114,454)
  Net proceeds from issuance of long-term debt                            109,374       68,204
  Net proceeds from sale of common stock                                    1,651      137,640
                                                                        ---------    ---------
      Net cash provided by financing activities                           110,807       91,390
                                                                        ---------    ---------
Net Increase in Cash and Cash Equivalents                                   5,930        5,652

Cash and Cash Equivalents at Beginning of Year                              6,521        4,091
                                                                        ---------    ---------
Cash and Cash Equivalents at End of Period                              $  12,451    $   9,743
                                                                        =========    =========
Cash paid during the period for:
  Interest, net of amounts capitalized                                  $   4,853    $   2,890
  Income taxes                                                          $  10,130    $   5,039

           See notes to unaudited consolidated financial statements.

                        CORESTAFF INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

2. EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of common stock equivalents ("CSE") will be excluded. The exclusion of CSE from the calculation would not have had a material effect on primary earnings per share for the three and six-month periods ended June 30, 1997 and 1996.

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

4. ACQUISITIONS AND DISPOSITION

     During the six months ended June 30, 1997, the Company acquired six businesses, which are summarized below:


Acquisitions completed:
 IT Services - -
   COMSYS                                                        2
   IT Solutions                                                  3
 Staffing Services                                               1
                                                           -------
    Total                                                        6
                                                           =======
Purchase consideration (in thousands):
   Cash paid                                               $66,517
   Liabilities assumed                                      10,047
                                                           -------
   Fair value of assets acquired (including intangibles)   $76,564
                                                           =======

                        CORESTAFF INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     In January 1997, the Company acquired substantially all of the assets of Roberta Enterprises, Inc., a California-based staffing services business, for $8.8 million in cash. In March 1997, the Company acquired Metamor Technologies, Ltd., an Illinois-based IT Solutions business, for $16.0 million in cash. In April 1997, the Company acquired Business Management Data, Inc., a California-based IT Solutions business, and its India-based affiliate, Sriven Computer Solutions (PVT.), Ltd., for $16.8 million. In May 1997, the Company acquired Active Software, Inc., a Minnesota-based IT Services business, for $5.1 million. In June 1997, the Company acquired Millennium Computer Corporation, a New York-based IT Solutions business, and its affiliate, CompuCorps Resources, Inc., a New York-based IT Services business, for $19.2 million.

     All acquisitions made by the Company have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included in the Company's consolidated results of operations from the date of acquisition. In certain transactions, the sellers are also entitled to contingent consideration based on the increase in earnings before interest and taxes ("EBIT"), as defined. As of June 30, 1997, the maximum aggregate contingent consideration based on EBIT for future periods was $48.2 million. The payment of any contingent consideration will increase the amount of goodwill related to the acquisitions.

     In January 1997, the Company sold its non-core physical therapy staffing business, which accounted for less than two percent of the Company's 1996 consolidated revenues and operating income. A loss of $1.4 million on the sale was recognized in the fourth quarter of 1996.

     The following unaudited results of operations have been prepared assuming the acquisitions made through June 30, 1997 and the sale of the Company's physical therapy staffing business had occurred as of the beginning of the periods presented. The unaudited pro forma operating results are not necessarily indicative of future operating results nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented.


                             SIX MONTHS ENDED
                                  JUNE 30,
                            -------------------
                              1997       1996
                            --------   --------
                          (in thousands, except
                             per share amounts)
Revenues                    $481,076   $367,399
Net income                  $ 14,661   $  7,876
Earnings per common share   $   0.45   $   0.28

5. LONG-TERM DEBT

     At June 30, 1997, the Company had outstanding borrowings under its $250 million Senior Credit Agreement (the "Credit Agreement") of $216.6 million and remaining availability (after deducting outstanding letters of credit of $9.3 million) of $24.1 million. Borrowings under the Credit Agreement bear interest, at the Company's option, at LIBOR plus a margin of 0.625% to 1.375%, which depends upon the leverage ratio, or the bank's base rate. The weighted average interest rate at June 30, 1997 was 6.86%. A commitment fee of 0.18% to 0.25%, depending on the leverage ratio, is payable on the unused portion of the commitment.

     The Company is in the process of amending it Credit Agreement to, among other things, increase the borrowing capacity under the agreement to the lesser of $350 million or 4.0 times Pro Forma Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization of all acquired companies for the preceding twelve-month period). The Company may request that the commitment be raised to $400 million. The amended terms also provide that, after the debt offering described below, the Company's total debt capacity will be raised from 4.0 times to 4.25 times Pro Forma Adjusted EBITDA and the borrowing capacity under the Credit Agreement

                        CORESTAFF INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


will be lowered to 3.0 times Pro Forma Adjusted EBITDA. The amended Credit Agreement is expected to be completed on or before July 31, 1997.

     On June 24, 1997, the Company entered into a three-year interest rate swap agreement to reduce a portion of its interest rate exposure on borrowings under the Credit Agreement. Under the terms of the agreement, the Company will pay the counterparty 6.05% on notional principal of $25.0 million and the counterparty will pay the Company interest at a variable rate based on the LIBOR rate.

6.   SUBSEQUENT EVENT

     On July 17, 1997, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission covering the sale of $180,000,000 aggregate principal amount of convertible subordinated notes due 2004 (the "Notes Offering") and the sale of 6.0 million shares of its common stock by certain selling stockholders. The Company intends to use the net proceeds from the Notes Offering to repay outstanding borrowings under its Credit Agreement. The Company will not receive any proceeds from the sale of the common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements.

INTRODUCTION

     Since its inception in July 1993, the Company's growth has been the result of acquisitions of businesses primarily in the staffing industry, coupled with high internal growth. Through June 30, 1997, the Company had completed 32 acquisitions, including 17 information technology ("IT") services businesses and 12 staffing services businesses. The remaining three acquisitions were of physical therapy staffing businesses, a non-core business that was sold by the Company in January 1997.

     All acquisitions completed by the Company have been accounted for under the purchase method of accounting. Accordingly, the historical Consolidated Financial Statements of the Company include the operating results of the acquired businesses from the date of acquisition. Because the Company's historical consolidated operating results have been significantly affected by the number, timing and size of the acquisitions, pro forma financial data are provided herein for a more meaningful period-to-period comparison of the Company's operating results. The pro forma financial data have been prepared assuming all acquisitions completed through June 30, 1997, were consummated as of the beginning of the periods presented. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented or that might be attained in the future.

RESULTS OF OPERATIONS

                        THREE MONTHS ENDED JUNE 30, 1997
               COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1996


                                      HISTORICAL                                      PRO FORMA
                       ------------------------------------------    -------------------------------------------------
                              1997                   1996                     1997                  1996
                      -------------------    --------------------    --------------------    --------------------
Revenues:
  IT Services         $126,474       52.4%   $ 56,204        41.9%   $132,560        53.6%   $ 95,437        50.1%
  Staffing Services    114,877       47.6      75,831        56.5     114,877        46.4      94,870        49.9
  Other                                         2,124         1.6
                      --------   --------    --------    --------    --------    --------    --------    --------
    Total             $241,351      100.0%   $134,159       100.0%   $247,437       100.0%   $190,307       100.0%

Gross profit:
  IT Services         $ 36,554       60.7%   $ 15,840        48.6%   $ 39,550        62.6%   $ 28,293        58.6%
  Staffing Services     23,619       39.3      16,245        49.8      23,619        37.4      19,995        41.4
  Other                                           533         1.6
                      --------   --------    --------    --------    --------    --------    --------    --------
    Total             $ 60,173      100.0%   $ 32,618       100.0%   $ 63,169       100.0%   $ 48,288       100.0%

Operating income      $ 15,777               $  8,360                $ 17,202                $ 13,084

Net income            $  7,407               $  4,038                $  7,919                $  4,589
Earnings per share    $   0.23               $   0.14                $   0.24                $   0.16

     COMPARISON OF HISTORICAL OPERATING RESULTS

     SUMMARY. Net income for the current quarter increased 83.4% to $7.4 million, or $0.23 per share, from $4.0 million, or $0.14 per share, for the second quarter of 1996. Revenues in the current quarter increased 79.9% to $241.4 million from $134.2 million in the second quarter of 1996. Operating income increased 88.7% to $15.8 million from $8.4 million in the same period a year ago. Gross margin for the current quarter was 24.9% compared with 24.3% for the second quarter of 1996. The expansion in gross margin primarily related to the shift in mix toward higher margin IT services, resulting from the acquisition of IT Services businesses and the higher internal growth rate of the IT Services Group compared with the lower margin Staffing Services Group. Operating margin for the current quarter was 6.5% compared with 6.2% for the second quarter of 1996. This improvement related to the higher gross margin, partially offset by investments in infrastructure and in IT technical practices.

     IT SERVICES GROUP. The IT Services Group, which is comprised of COMSYS Information Technology Services (COMSYS) and the newly formed IT Solutions unit, accounted for 52.4% and 60.7% of the Company's consolidated revenues and gross profit, respectively, up from 41.9% and 48.6%, respectively, in the second quarter of 1996. These increases reflect the higher internal growth rate of this group compared with the Staffing Services Group and the effects of the businesses acquired in this sector, including three IT Solutions businesses in 1997. Revenues and gross profit for the current quarter were up 125.0% and 130.8%, respectively, over the second quarter of 1996. Gross margin for the current quarter was 28.9% compared with 28.2% for the second quarter of 1996, primarily due to the IT Solutions unit, which accounted for approximately 10.5% of the group's revenues and 14.8% of its gross profit.

     STAFFING SERVICES GROUP. For the current quarter, the Staffing Services Group accounted for 47.6% and 39.3% of the Company's consolidated revenues and gross profit, respectively, down from 56.5% and 49.8%, respectively, in the second quarter of 1996. Revenues and gross profit for the current quarter were up 51.5% and 45.4%, respectively, over the second quarter of 1996. Gross margin for the current quarter was 20.6%, down from 21.4% in the second quarter of 1996. The lower gross margin primarily related to the acquisition of a low margin staffing services business in January 1997, and the higher proportion of revenues being generated from the Company's large on-site programs (VIP programs). VIP programs have lower gross margins than the Group's other staffing services business, but higher operating leverage.

     OPERATING COSTS AND EXPENSES. Selling, general and administrative ("SG&A") expenses for the second quarter of 1997 totaled $41.3 million, compared with $22.5 million for the second quarter of 1996. The increase in SG&A expenses primarily related to (i) the effects of the acquisitions, (ii) internal growth of the operating companies post-acquisition, (iii) investments made to improve infrastructure and to develop technical practices in the IT Services Group and (iv) higher expenses at the corporate level.

     Depreciation totaled $1.3 million and $0.7 million for the second quarter of 1997 and 1996, respectively. The increase primarily related to the fixed assets of the businesses acquired and, to a lesser extent, depreciation on capital expenditures made post-acquisition. Amortization of $1.8 million and $1.1 million for 1997 and 1996, respectively, related to amortization of intangible assets (goodwill and non-compete agreements) of the businesses acquired.

     NON-OPERATING COSTS AND EXPENSES. Interest expense for the current quarter totaled $2.9 million compared with $1.5 million for 1996. The $1.4 million increase was primarily due to increased borrowings for acquisitions and lower long-term debt levels during the second quarter of 1996 as a result of the repayment of indebtedness with proceeds from the Company's public equity offering in May 1996.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the current quarter was $5.4 million, as compared with $2.9 million for 1996. The Company's effective tax rate of 42.0% includes the effects of state income taxes and the portion of goodwill amortization not deductible for federal income tax purposes.

     NET INCOME. Due to the factors described above, net income for 1997 was $7.4 million compared with $4.0 million for 1996. Net income as a percentage of revenues ("Net Income Margin") increased to 3.1% for the second quarter of 1997, from 3.0% for the second quarter of 1996.

     COMPARISON OF PRO FORMA OPERATING RESULTS

     SUMMARY. Pro forma operating results, which assume all acquisitions consummated through June 30, 1997, and the sale of the physical therapy staffing business in January 1997 occurred as of the beginning of the periods presented, demonstrate the high internal growth rate of the Company's business units during the current quarter. Pro forma revenues for the current quarter were $247.4 million, up 30.0% from $190.3 million in the second quarter of 1996. Pro forma net income rose 72.6% to $7.9 million, or $0.24 per share, compared with pro forma net income of $4.6 million, or $0.16 per share, in 1996.

     IT SERVICES GROUP. Pro forma revenues and gross profit for the current quarter increased 38.9% and 39.8%, respectively, from the second quarter of 1996. These improvements reflect the continued strong demand for the Company's IT services. Pro forma gross margin for the current quarter was 29.8%, up from 29.6% for 1996. The improvement in gross margin primarily related to the higher internal growth rate of the IT Solutions unit, which accounted for 13.3% and 20.1% of the group's revenues and gross profit, respectively, in the current quarter compared with 10.1% and 15.0% in the second quarter of 1996.

     The gross margin for COMSYS for the current quarter was 27.5% compared with 28.0% in the second quarter of 1996 and 26.3% in the first quarter of 1997. The lower gross margin for the current quarter compared with the second quarter of 1996 reflects the high growth of certain large accounts, which generally have lower gross margins than the other accounts of COMSYS, but comparable or higher operating margins due to higher operating leverage. The improvement in gross margin over the first quarter of 1997 resulted from increased revenues from ongoing projects and less bench time for the salaried consultants.

     STAFFING SERVICES GROUP. Pro forma revenues and gross profit for the current quarter increased 21.1% and 18.1%, respectively, from the second quarter of 1996. These improvements primarily reflect the increase in revenues from the VIP programs, including new programs that were added in 1997. Pro forma gross margin for the current quarter was 20.6%, compared with 21.1% for the second quarter of 1996. The lower gross margin primarily resulted from the higher proportion of revenues from the Company's VIP programs.

     OPERATING COSTS AND EXPENSES. Pro forma SG&A expenses for the second quarter of 1997 totaled $42.7 million compared with $32.3 million for the second quarter of 1996. The increase in pro forma SG&A expenses primarily related to (i) internal growth of the operating groups, (ii) investments made to infrastructure and to develop technical practices in the IT Services Group and (iii) higher expenses at the corporate level. The pro forma SG&A expenses reflect historical SG&A expenses at the corporate level and therefore do not include the pro forma effects of personnel additions made subsequent to the beginning of each period to accommodate the growth of the Company.

     Depreciation of $1.3 million and $0.9 million for 1997 and 1996, respectively, related primarily to the fixed assets of the acquired companies. Amortization of $2.0 million for both 1997 and 1996 related to amortization of intangible assets (goodwill and non-compete agreements) related to the businesses acquired.

     NON-OPERATING COSTS AND EXPENSES. Pro forma interest expense for second quarter of 1997 totaled $3.4 million compared with $5.5 million for the second quarter of 1996. The decrease relates to lower long-term debt levels as a result of the repayment of indebtedness with proceeds from the Company's public equity offering in May 1996.

     PROVISION FOR INCOME TAXES. The Company's pro forma effective tax rate for the current quarter was 42.0%, which was also the rate for the second quarter of 1996. The Company's effective tax rate includes the effects of state income taxes and the portion of goodwill amortization not deductible for federal income tax purposes.

     NET INCOME. Due to the factors described above, pro forma net income for the current quarter was $7.9 million compared with $4.6 million for the second quarter of 1996. The pro forma Net Income Margin for the current quarter was 3.2% compared with 2.4% for 1996.

                         SIX MONTHS ENDED JUNE 30, 1997
                COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1996


                                HISTORICAL                          PRO FORMA
                    ----------------------------------  ----------------------------------
                          1997              1996              1997              1996
                    ----------------  ----------------  ----------------  ----------------
Revenues:
IT Services         $229,356   50.0%  $ 96,607   40.7%  $252,133   52.4%  $182,640   49.7%
Staffing Services    228,943   50.0    136,617   57.5    228,943   47.6    184,759   50.3
Other                      -      -      4,321    1.8          -      -          -      -
                    --------  -----   --------  -----   --------  -----   --------  -----
Total               $458,299  100.0%  $237,545  100.0%  $481,076  100.0%  $367,399  100.0%
Gross profit:
IT Services         $ 63,778   58.0%  $ 27,682   47.5%  $ 74,016   61.5%  $ 53,318   58.0%
Staffing Services     46,250   42.0     29,569   50.7     46,250   38.5     38,632   42.0
Other                      -      -      1,069    1.8          -      -          -      -
                    --------  -----   --------  -----   --------  -----   --------  -----
Total               $110,028  100.0%  $ 58,320  100.0%  $120,266  100.0%  $ 91,950  100.0%
Operating income    $ 27,998          $ 14,186          $ 32,313          $ 24,090
Net income          $ 13,162          $  6,707          $ 14,661          $  7,876
Earnings per share  $   0.41          $   0.24          $   0.45          $   0.28

     COMPARISON OF HISTORICAL OPERATING RESULTS

     SUMMARY. Net income for the first six months of 1997 increased 96.2% to $13.2 million, or $0.41 per share, from $6.7 million, or $0.24 per share, in 1996. Revenues in the first six months of 1997 increased 92.9% to $458.3 million from $237.5 million in the first six months of 1996. Operating income increased 97.4% to $28.0 million from $14.2 million in the same period a year ago. Gross margin for the first six months of 1997 was 24.0% compared with 24.6% for the first six months of 1996. The lower gross margin primarily resulted from the effects of acquisitions of lower margin businesses made after June 30, 1996, and a higher proportion of revenues from large customers, partially offset by the effects of acquisitions of IT Solutions businesses, which have higher gross margins than the Company's other business units. Although larger accounts generally have lower gross margins than smaller accounts, they tend to have higher operating leverage. Despite the lower gross margin, operating margin for the first six months of 1997 was 6.1%, which was slightly higher than the margin for the first six months of 1996. This was the result of the higher operating leverage and the higher proportion of revenues from the IT Services Group, partially offset by the effects of investments in infrastructure and in technical practices in the IT Services Group.

     IT SERVICES GROUP. The IT Services Group accounted for 50.0% and 58.0% of the Company's consolidated revenues and gross profit, respectively, up from 40.7% and 47.5%, respectively, in the first six months of 1996. These increases reflect the higher internal growth rate of this group compared with the Staffing Services Group and the effects of the businesses acquired in this sector, including three IT Solutions businesses in 1997. Revenues and gross profit for the first six months of 1997 were up 137.4% and 130.4%, respectively, over the first six months of 1996. Gross margin for the first six months of 1997 was 27.8% compared with 28.7% for the first six months of 1996. This lower gross margin reflects the high growth of certain large accounts in the Company's COMSYS unit, which generally have lower gross margins but comparable or higher operating margins due to higher operating leverage.

     STAFFING SERVICES GROUP. For the first six months of 1997, the Staffing Services Group accounted for 50.0% and 42.0% of the Company's consolidated revenues and gross profit, respectively, down from 57.5% and 50.7%, respectively, in the first six months of 1996. Revenues and gross profit for the first six months of 1997 were up 67.6% and 56.4%, respectively, over the first six months of 1996. Gross margin for the first six months of 1997 was 20.2%, down from 21.6% for the first six months of 1996. The lower gross margin primarily related to the acquisition of a low margin staffing services business in January 1997 and higher proportion of revenues being generated from the Company's large on-site programs (VIP programs). VIP programs have lower gross margins than the Group's other staffing services business, but higher operating leverage.

     OPERATING COSTS AND EXPENSES. SG&A expenses for the first six months of 1997 totaled $76.4 million, compared with $41.0 million for the first six months of 1996. The increase in SG&A expenses primarily related to (i) the effects of the acquisitions, (ii) internal growth of the operating companies post-acquisition, (iii) investments made to improve infrastructure and to develop technical practices in the IT Services Group and (iv) higher expenses at the corporate level.

     Depreciation totaled $2.1 million and $1.2 million for the first six months of 1997 and 1996, respectively. The increase primarily related to the fixed assets of the businesses acquired and, to a lesser extent, depreciation on capital expenditures made post-acquisition. Amortization of $3.5 million and $1.9 million for 1997 and 1996, respectively, related to amortization of intangible assets (goodwill and non-compete agreements) of the businesses acquired.

     NON-OPERATING COSTS AND EXPENSES. Interest expense for the first six months of 1997 totaled $5.1 million compared with $2.8 million for the first six months of 1996. The $2.3 million increase was primarily due to increased borrowings for acquisitions and lower long-term debt levels during the first six months of 1996 as a result of the Companys' second public offering in May.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the first six months of 1997 was $9.5 million (an effective tax rate of 42.0%), as compared with $4.9 million (an effective tax rate of 42.0%) for the first six months of 1996. The Company's effective tax rate includes the effects of state income taxes and the portion of goodwill amortization not deductible for federal income tax purposes.

     NET INCOME. Due to the factors described above, net income for the first six months of 1997 was $13.2 million compared with $6.7 million for the first six months of 1996. Net Income Margin increased to 2.9% for the first six months of 1997, from 2.8% for the first six months of 1996.

     COMPARISON OF PRO FORMA OPERATING RESULTS

     SUMMARY. Pro forma operating results, which assume all acquisitions consummated through June 30, 1997, and the sale of the physical therapy staffing business in January 1997, occurred as of the beginning of the periods presented, demonstrate the high internal growth rate of the Company's business units during the first six months of 1997. Pro forma revenues for the first half of 1997 were $481.1 million, up 30.9% from $367.4 million for the first half of 1996. Pro forma net income rose 86.2% to $14.7 million, or $0.45 per share, from $7.9 million, or $0.28 per share, in 1996.

     IT SERVICES GROUP. Pro forma revenues and gross profit for the first half of 1997 increased 38.0% and 38.8%, respectively, from the first half of 1996. These improvements reflect the continued strong demand for the Company's IT services. Pro forma gross margin for the first half of 1997 increased to 29.4%, up from 29.2% for 1996. The improvement in gross margin primarily related to the higher internal growth rate of the IT Solutions unit, which accounted for 12.9% and 19.8% of the Group's pro forma revenues and gross profit, respectively, in the first half of 1997, compared with 10.0% and 15.1% in 1996.

     STAFFING SERVICES GROUP. Pro forma revenues and gross profit for the first six months of 1997 increased 23.9% and 19.7%, respectively, from the first six months of 1996. These improvements primarily related to the increase in revenues from the VIP programs, including new programs that were added in 1997. Pro forma gross margin for the first six months of 1997 was 20.2%, compared with 20.9% for the first six months of 1996. The lower gross margin reflects the higher proportion of revenues from the Company's VIP programs, which have lower gross margins, but higher operating leverage.

     OPERATING COSTS AND EXPENSES. Pro forma SG&A expenses for the first six months of 1997 totaled $81.6 million compared with $62.1 million for the first six months of 1996. The increase in pro forma SG&A expenses primarily related to (i) internal growth of the operating groups, (ii) investments made to infrastructure and to develop technical practices in the IT Services Group and (iii) higher expenses at the corporate level. The pro forma SG&A expenses reflect historical SG&A expenses at the corporate level and therefore do not include the pro forma effects of personnel additions made subsequent to the beginning of each period to accommodate the growth of the Company.

     Depreciation of $2.4 million and $1.7 million for the first half of 1997 and 1996, respectively, related primarily to the fixed assets of the acquired companies. Amortization of $4.0 million for both the first half of 1997 and 1996 related to amortization of intangible assets (goodwill and non-compete agreements) related to the businesses acquired.

     NON-OPERATING COSTS AND EXPENSES. Pro forma interest expense for the first half of 1997 totaled $6.8 million compared with $10.9 million for 1996. The decrease related to lower long-term debt levels as a result of the repayment of indebtedness with proceeds from the Company's public equity offering in May 1996.

     PROVISION FOR INCOME TAXES. The Company's pro forma effective tax rate for the first half of 1997 was 42.0%, which was also the rate for the first half of 1996. The Company's effective tax rate includes the effects of state income taxes and the portion of goodwill amortization not deductible for federal income tax purposes.

     NET INCOME. Due to the factors described above, pro forma net income for the first half of 1997 was $14.7 million compared with $7.9 million for the first half of 1996. The pro forma Net Income Margin for the first half of 1997 was 3.0% compared with 2.1% for the first half of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements have related to the acquisition of businesses and capital expenditures. These requirements have been met through a combination of bank debt, issuances of equity securities and internally generated funds.

     During the first six months of 1997 and 1996, the Company made cash payments for acquisitions of $65.3 million and $81.3 million, respectively. Capital expenditures totaled $17.5 million and $4.8 million for the six months ended June 30, 1997 and 1996, respectively. The Company estimates that its capital expenditures for 1997 will be approximately $40.0 million. The majority of these expenditures relate to (i) the installation and development of an integrated front and back office information system, which is expected to be operational in 1998, (ii) the roll-out of proprietary software to the staffing services branches, (iii) up-grading of computer hardware to facilitate the new integrated information system and new software tools and (iv) furniture, fixtures and equipment for new offices. The Company expects to fund the expenditures primarily with borrowings under its Senior Credit Agreement (the "Credit Agreement") and cash flows from operations.

     The Company had working capital of $150.1 million and $94.3 million at June 30, 1997 and December 31, 1996, respectively. The Company had cash and cash equivalents of $12.5 million and $6.5 million at June 30, 1997 and December 31, 1996, respectively. The Company's operating cash flows and working capital requirements are significantly affected by the timing of payroll and the receipt of payment from the customer. Generally, the Company pays the temporary employees of its Staffing Services Group weekly and the employees of its IT Services Group semi-monthly. Payments from customers are generally received within 30 to 65 days from the date of invoice. Cash flows provided by (used in) operating activities were $(21.4) million and $0.2million for the six months ended June 30, 1997 and 1996, respectively. The decrease in operating cash flows for 1997 reflected the significant growth in revenues in the first six months of 1997 from a number of the Company's larger accounts, which generally have a longer billing and collection cycle.

     At June 30, 1997, the Company had a $250 million Credit Agreement. Under terms of the Credit Agreement, the Company could borrow under a revolving credit facility up to the lesser of $250 million or 3.5 times Pro Forma Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization of all acquired companies for the preceding twelve-month period). Borrowings under the Credit Agreement bear interest, at the

Company's option, at LIBOR plus a margin of 0.625% to 1.375%, which depends upon the leverage ratio, or the bank's base rate. A commitment fee of 0.18% to 0.25%, depending on the leverage ratio, is payable on the unused portion of the facility. The Credit Agreement contains certain covenants which, among other things, limit the payment of dividends and require the maintenance of certain financial ratios. As of June 30, 1997, the Company had outstanding borrowings under the Credit Agreement of $216.6 million and remaining availability (after deducting outstanding letters of credit of $9.3 million) of $24.1 million. The weighted average interest rate of the Company's outstanding borrowings under the Credit Agreement was 6.86% at June 30, 1997.

     The Company is in the process of amending it Credit Agreement to, among other things, increase the borrowing capacity under the agreement to the lesser of $350 million or 4.0 times Pro Forma Adjusted EBITDA. The Company may request that the commitment be raised to $400 million. The amended terms also provide that, after the Notes Offering, the Company's total debt capacity will be raised from 4.0 times to 4.25 times Pro Forma Adjusted EBITDA and the borrowing capacity under the Credit Agreement will be lowered to 3.0 times Pro Forma Adjusted EBITDA. The amended Credit Agreement is expected to be completed on or before July 31, 1997.

     On June 24, 1997, the Company entered into a three-year interest rate swap agreement to reduce a portion of its interest rate exposure on borrowings under the Credit Agreement. Under the terms of the agreement, the Company will pay the counterparty 6.05% on notional principal of $25.0 million and the counterparty will pay the Company interest at a variable rate based on the LIBOR rate.

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

     On July 17, 1997, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission covering the sale of $180,000,000 aggregate principal amount of convertible subordinated notes due 2004 (the "Notes Offering") and the sale of 6.0 million shares of its common stock by certain selling stockholders. The Company intends to use the net proceeds from the Notes Offering to repay outstanding borrowings under the Credit Agreement. The Company will not receive any proceeds from the sale of the common stock by the selling stockholders.

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


                                                 CORESTAFF, INC.
                                                (REGISTRANT)



Date: July 22, 1997                          By: /s/ EDWARD L. PIERCE
                                                 ------------------------------
                                                 Edward L. Pierce
                                                 Senior Vice President, Chief
                                                 Financial Officer and
                                                 Assistant Secretary
                                                 (Duly Authorized Officer and
                                                 Principal Financial Officer)

                                 EXHIBIT INDEX



EXHIBIT
NUMBER   EXHIBIT DESCRIPTION
-------  -----------------------

  27     Financial Data Schedule