Form 10-Q
period 1997-09-30
CORESTAFF INC
filed 1997-11-13
CIK 1000366

================================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q


(MARK ONE)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM        TO
                                                       ------    ------
                         COMMISSION FILE NUMBER 0-26970

                        -------------------------------

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

                                 (713) 548-3400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                        -------------------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES  x    NO
                                       ---      ---
     AS OF NOVEMBER 10, 1997, THE COMPANY HAD 31,781,708 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, AND 440,749 SHARES OF CLASS B (NON-VOTING) COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING.


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



                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                        CORESTAFF, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)



                                                                                    SEPTEMBER 30,            DECEMBER 31,
                                                                                       1997                     1996
                                                                                    -------------            ------------
                                        ASSETS                                       (Unaudited)
Current Assets:
   Cash and cash equivalents                                                        $  10,753                $   6,521
   Accounts receivable, net of allowance of $3,299 and $1,637                         191,798                  126,302
   Prepaid expenses and other                                                          10,035                   10,450
   Deferred income taxes and other                                                      3,637                    2,817
                                                                                    ---------                ---------
      Total current assets                                                            216,223                  146,090
Fixed Assets, net                                                                      42,341                   16,503
Intangible Assets, net of accumulated amortization of $13,271 and $8,106              289,689                  231,475
Investments and Other                                                                   6,112                    2,329
                                                                                    =========                =========
Total Assets                                                                        $ 554,365                $ 396,397
                                                                                    =========                =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt                                             $   1,863                $     456
   Accounts payable                                                                     9,258                   17,089
   Payroll and related taxes                                                           47,057                   21,045
   Self-insurance reserve                                                               1,459                    2,374
   Amounts due sellers of acquired businesses                                             227                    9,615
   Other                                                                                5,016                    1,196
                                                                                    ---------                ---------
      Total current liabilities                                                        64,880                   51,775
Non-current Self-insurance Reserve                                                      1,394                    2,279
Long-term Debt, net of current maturities                                             226,383                  107,839
Deferred Income Taxes and Other                                                         6,734                    3,587
Commitments and Contingencies
Stockholders' Equity:
   Preferred stock, par value $.01; 5,000,000 shares authorized;
      none issued
   Common stock, par value $.01 --
      Common Stock - 100,000,000 shares authorized;
        32,406,245 and 31,944,657 shares issued                                           324                      319
      Class B (non-voting) - 3,000,000 shares authorized;
        440,749 and 707,232 shares issued                                                   4                        7
   Additional paid-in capital                                                         212,291                  210,034
   Retained earnings                                                                   43,463                   21,767
                                                                                    ---------                ---------
                                                                                      256,082                  232,127
                                                                                    ---------                ---------
   Less - 684,000 shares of common stock in treasury, at cost                            (188)                    (188)
   Less - notes receivable from stockholders                                             (787)                    (787)
   Less - deferred compensation                                                          (133)                    (235)
                                                                                    ---------                ---------
      Total stockholders' equity                                                      254,974                  230,917
                                                                                    ---------                ---------
Total Liabilities and Stockholders' Equity                                          $ 554,365                $ 396,397
                                                                                    =========                =========



         See notes to unaudited consolidated financial statements.

                        CORESTAFF, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except per share amounts)




                                                          THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                            SEPTEMBER 30,                           SEPTEMBER 30,
                                                ---------------------------------------  ---------------------------------
                                                       1997                1996                1997               1996
                                                -----------------    ----------------    ---------------     --------------

Revenues from Services                          $         268,521    $        163,284    $       726,820     $      400,829
Cost of Services                                          200,421             123,599            548,692            302,824
                                                -----------------    ----------------    ---------------     --------------
Gross Profit                                               68,100              39,685            178,128             98,005

Operating Costs and Expenses:
   Selling, general and administrative                     46,236              27,504            122,615             68,499
   Depreciation and amortization                            3,368               1,949              9,019              5,088
                                                -----------------    ----------------    ---------------     --------------
                                                           49,604              29,453            131,634             73,587
                                                -----------------    ----------------    ---------------     --------------


Operating Income                                           18,496              10,232             46,494             24,418

Other Income (Expense):
   Interest expense                                        (3,711)               (492)            (8,792)            (3,319)
   Other, net                                                 (70)                 55               (293)               258
                                                -----------------    ----------------    ---------------     --------------
                                                           (3,781)               (437)            (9,085)            (3,061)
                                                -----------------    ----------------    ---------------     --------------
Income before Income Taxes                                 14,715               9,795             37,409             21,357
Provision for Income Taxes                                  6,181               4,126             15,713              8,981
                                                -----------------    ----------------    ---------------     --------------
Net Income                                      $           8,534    $          5,669    $        21,696     $       12,376
                                                =================    ================    ===============     ==============

Earnings per Common Share                       $            0.26    $           0.18    $          0.67     $         0.42
                                                =================    ================    ===============     ==============

Number of Shares Used to Compute
   Earnings per Common Share                               32,779              32,340             32,558             29,643
                                                =================    ================    ===============     ==============








            See notes to unaudited consolidated financial statements.

                        CORESTAFF, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)




                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                     ---------------------------------
                                                                                          1997                1996
                                                                                     -------------       -------------
Cash Flows from Operating Activities:
   Net income                                                                        $      21,696       $      12,376
   Adjustments to reconcile net income to net cash
     used in operating activities:
      Depreciation and amortization                                                          9,019               5,088
      Amortization of deferred loan costs                                                      123                 177
      Amortization of deferred compensation                                                    102                  --
      Provision for doubtful accounts                                                        2,254                 694
      Deferred income taxes                                                                  1,663                 682
      Self-insurance reserve                                                                (1,800)               (513)
      Gain on disposal of assets                                                                --                 (27)
      Changes in assets and liabilities net of effects of acquisitions:
       Accounts receivable                                                                 (49,188)            (28,779)
       Prepaid expenses and other                                                            2,490              (1,064)
       Accounts payable                                                                    (13,663)              2,316
       Accrued liabilities                                                                  16,117               1,761
                                                                                     -------------       -------------
         Net cash used in operating activities                                             (11,187)             (7,289)
                                                                                     -------------       -------------

Cash Flows from Investing Activities:
   Cash paid for acquisitions, net of cash acquired                                        (78,560)           (111,572)
   Capital expenditures                                                                    (24,866)             (7,513)
   Investment in affiliates                                                                 (1,559)                 --
   Proceeds from sale of physical therapy staffing business                                  2,500                  --
   Proceeds from sale of assets                                                                 --                 116
   Other                                                                                    (1,881)                 23
                                                                                     -------------       -------------
         Net cash used in investing activities                                            (104,366)           (118,946)
                                                                                     -------------       -------------

Cash Flows from Financing Activities:
   Principal payments on long-term debt                                                   (406,876)           (113,642)
   Net proceeds from issuance of long-term debt                                            335,853             106,910
   Net proceeds from issuance of convertible subordinated notes                            188,549                  --
   Net proceeds from sale of common stock                                                    2,259             137,802
                                                                                     -------------       -------------
         Net cash provided by financing activities                                         119,785             131,070
                                                                                     -------------       -------------

Net Increase in Cash and Cash Equivalents                                                    4,232               4,835

Cash and Cash Equivalents at Beginning of Year                                               6,521               4,091
                                                                                     -------------       -------------

Cash and Cash Equivalents at End of Period                                           $      10,753       $       8,926
                                                                                     =============       =============

Cash paid during the period for:
   Interest, net of amounts capitalized                                              $       7,537       $       3,119
   Income taxes                                                                      $      14,644       $       7,695



           See notes to unaudited consolidated financial statements.

                         CORESTAFF INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The consolidated financial statements of CORESTAFF, Inc. and its wholly-owned subsidiaries (the "Company") included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading. The consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods.

         The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1996.

2.       EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of common stock equivalents ("CSE") will be excluded. The exclusion of CSE from the calculation would not have had a material effect on primary earnings per share for the three and nine-month periods ended September 30, 1997 and 1996.

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

4.       ACQUISITIONS

         Summary information on the businesses acquired by the company during the nine months ended September 30, 1997, including a brief description of the material acquisitions, follows. All acquisitions made by the Company have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included in the Company's consolidated results of operations from the date of acquisition.



Acquisitions completed:
   Information Technology ("IT") Services - -
     IT Staff Augmentation                                                   4
     IT Solutions                                                            3
   Staffing Services                                                         1
                                                                    ----------
      Total                                                                  8
                                                                    ==========
Purchase consideration (in thousands):
   Cash paid                                                        $   80,115
   Liabilities assumed                                                  11,839
                                                                    ----------
   Fair value of assets acquired (including intangibles)            $   91,954
                                                                    ==========


                         CORESTAFF INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         In March 1997, the Company acquired Metamor Technologies, Ltd., an Illinois-based IT solutions business, for $16.1 million in cash. In April 1997, the Company acquired Business Management Data, Inc., a California-based IT solutions business, and its India-based affiliate, Sriven Computer Solutions (PVT.), Ltd., for $16.8 million in cash. In June 1997, the Company acquired Millennium Computer Corp., a New York-based IT solutions business, and its affiliate, CompuCorps Resources, Inc., a New York-based IT staff augmentation business, for $19.7 million in cash.

         In certain transactions, the sellers of the acquired businesses are also entitled to contingent consideration based on the post acquisition increase in earnings before interest and taxes ("EBIT"), as defined. As of September 30, 1997, the maximum aggregate contingent consideration based on EBIT for future periods was $63.5 million and the payment of any contingent consideration will increase goodwill.

         In January 1997, the Company sold its non-core physical therapy staffing business, which accounted for less than two percent of the Company's 1996 consolidated revenues and operating income. A loss of $1.4 million on the sale was recognized in the fourth quarter of 1996.

         The following unaudited results of operations have been prepared assuming the acquisitions made through September 30, 1997 and the sale of the Company's physical therapy staffing business had occurred as of the beginning of the periods presented. The unaudited pro forma operating results are not necessarily indicative of future operating results nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented.



                                                    NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                            ------------------------------------
                                                 1997               1996
                                            -----------------  -----------------
                                                    (in thousands, except
                                                     per share amounts)
    Revenues                                   $  757,821        $  587,429
    Net income                                 $   23,720        $   15,478
    Earnings per common share                  $     0.73        $     0.52




5.       LONG-TERM DEBT

         The Company can borrow under its Senior Credit Agreement (the "Senior Credit Agreement") the lesser of $350 million or 3.0 times Pro Forma Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization of all acquired businesses for the preceding twelve-month period). The Company may request that the commitment be raised to $400 million. The agreement contains certain covenants which, among other things, limit total debt to 4.25 times Pro Forma Adjusted EBITDA, limit the payment of dividends and require the maintenance of certain financial ratios. The agreement is secured by a pledge of the stock of the Company's material subsidiaries.

         As of September 30, 1997, the Company had outstanding borrowings under the Senior Credit Agreement of $37.3 million and remaining availability (after deducting outstanding letters of credit of $10.3 million) of $302.4 million. Borrowings under the Senior Credit Agreement bear interest, at the Company's option, at LIBOR or the bank's base rate, plus the applicable margin. A fee of 0.175% to 0.3% is payable on the unused portion of the commitment. The weighted average interest rate at September 30, 1997 was 6.75%.

         On August 15, 1997, the Company sold $230 million of 2.94% convertible subordinated notes due 2004. The notes were issued at an original price of 83.991% of the principal amount at maturity. The notes are convertible

                         CORESTAFF INC. AND SUSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


into common stock of the Company at a conversion rate of 23.7397 shares per $1,000 principal amount at maturity of the notes. At September 30, 1997, the carrying value of the notes was $188.9 million.

         On June 24, 1997, the Company entered into a three-year interest rate swap agreement to reduce a portion of its interest rate exposure on borrowings under the Senior Credit Agreement. Under terms of the agreement, the Company will pay the counterparty 6.05% on notional principal of $25.0 million and the counterparty will pay the Company interest at a variable rate based on LIBOR.

6.       COMMON STOCK

         On July 14, 1997, the Company increased the number of authorized shares of the Company's common stock from 40,000,000 shares to 100,000,000 shares.

         On August 15, 1997, certain stockholders of the Company sold an aggregate of 6.9 million shares of the Company's common stock at a price to the public of $29 per share. The Company did not receive any proceeds from the sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements.

INTRODUCTION

         Through September 30, 1997, the Company had completed 34 acquisitions, including 19 information technology ("IT") services and 12 staffing services businesses. The remaining three acquisitions were of physical therapy staffing businesses, a non-core business unit that was sold by the Company in January 1997. All acquisitions completed by the Company have been accounted for under the purchase method of accounting. Accordingly, the historical Consolidated Financial Statements of the Company include the operating results of the acquired businesses from the date of acquisition.

         Because the Company's historical consolidated operating results have been significantly affected by the number, timing and size of the acquisitions, pro forma financial data are provided herein for a more meaningful period-to-period comparison of the Company's operating results. The pro forma financial data have been prepared assuming all acquisitions completed through September 30, 1997 were consummated as of the beginning of the periods presented. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented or that might be attained in the future.

RESULTS OF OPERATIONS



                                              THREE MONTHS ENDED SEPTEMBER 30, 1997
                                     COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1996

                                                  HISTORICAL                           PRO FORMA
                                       ---------------------------------    ---------------------------------
                                            1997              1996               1997              1996
                                       ------------      ------------       -------------     -------------
                                                            (in thousands, except per share amounts)
         Revenues:
            IT Services                $    144,363      $     72,319       $     145,989     $     108,991
            Staffing Services               124,158            88,976             124,158           107,221
            Other                                --             1,989                  --                --
                                       ------------      ------------       -------------     -------------
              Total                    $    268,521      $    163,284       $     270,147     $     216,212
         Gross profit:
            IT Services                $     42,629      $     20,836       $      43,139     $      33,273
            Staffing Services                25,471            18,350              25,471            21,794
            Other                                --               499                  --                --
                                       ------------      ------------       -------------     -------------
              Total                    $     68,100      $     39,685       $      68,610     $      55,067

         Operating income              $     18,496      $     10,232       $      18,721     $      16,280

         Net income                    $      8,534      $      5,669       $       8,626     $       7,287

         Earnings per share            $       0.26      $       0.18       $        0.26     $        0.23



         COMPARISON OF HISTORICAL OPERATING RESULTS

         SUMMARY. Net income for the current quarter increased 50.5% to $8.5 million, or $0.26 per share, from $5.7 million, or $0.18 per share, for the third quarter of 1996. Revenues in the current quarter increased 64.5% to $268.5 million from $163.3 million in the third quarter of 1996. Gross margin for the current quarter was 25.4% compared with 24.3% for the third quarter of 1996. The expansion in gross margin related to the shift in business mix toward higher-growth, higher-margin IT services. Operating income increased 80.8% to $18.5 million from $10.2 million in the same period a year ago. Operating margin for the current quarter was 6.9% compared with 6.3% for the third quarter of 1996. The higher operating margin was due, in part, to the expansion in gross margin.

         IT SERVICES GROUP. The IT Services Group accounted for 53.8% and 62.6% of the Company's consolidated revenues and gross profit, respectively, up from 44.3% and 52.5%, respectively, in the third quarter of 1996. These increases reflect the higher internal growth rate of this group compared with the Staffing Services Group and the effects of the businesses acquired in this sector, which included three IT solutions businesses in 1997. Revenues and gross profit for the current quarter were up 99.6% and 104.6%, respectively, over the third quarter of 1996. Gross margin for the current quarter was 29.5% compared with 28.8% for the third quarter of 1996, primarily due to the acquisitions of the IT solutions businesses, which have higher growth rates and margins than the group's IT staff augmentation business. The IT Solutions unit, which was formed in the first quarter of 1997, accounted for 13.2% of the group's revenues and 20.2% of its gross profit in the third quarter of 1997.

         STAFFING SERVICES GROUP. For the current quarter, the Staffing Services Group accounted for 46.2% and 37.4% of the Company's consolidated revenues and gross profit, respectively, down from 54.5% and 46.2%, respectively, in the third quarter of 1996. Revenues and gross profit for the current quarter were up 39.5% and 38.8%, respectively, over the third quarter of 1996. Gross margin for the current quarter was 20.5%, down slightly from 20.6% in the third quarter of 1996.

         OPERATING COSTS AND EXPENSES. Selling, general and administrative ("SG&A") expenses for the third quarter of 1997 totaled $46.2 million, compared with $27.5 million for the third quarter of 1996. The increase in SG&A expenses primarily related to (i) the effects of the acquisitions, (ii) internal growth of the operating companies post-acquisition, (iii) investments made to improve infrastructure and to develop technical practices in the IT Services Group and
(iv) higher expenses at the corporate level to support the growth of the Company.

         Depreciation totaled $1.4 million and $0.7 million for the third quarter of 1997 and 1996, respectively. The increase primarily related to the fixed assets of the businesses acquired and, to a lesser extent, depreciation on capital expenditures made post-acquisition. Amortization of $1.9 million and $1.2 million for the third quarter of 1997 and 1996, respectively, related to amortization of intangible assets (goodwill and non-compete agreements) of the acquired businesses.

         NON-OPERATING COSTS AND EXPENSES. Interest expense for the current quarter totaled $3.7 million compared with $0.5 million for 1996. The $3.2 million increase was primarily due to increased borrowings for acquisitions and lower long-term debt levels during the third quarter of 1996 as a result of the repayment of indebtedness with proceeds from the Company's public equity offering in May 1996.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the current quarter was $6.2 million (an effective tax rate of 42.0%), as compared with $4.1 million (an effective tax rate of 42.1%) for 1996. The Company's effective tax rate includes the effects of state income taxes and the portion of goodwill amortization not deductible for federal income tax purposes.

         NET INCOME. Due to the factors described above, net income for 1997 was $8.5 million compared with $5.7 million for 1996. Net income as a percentage of revenues ("Net Income Margin") decreased to 3.2% for the third quarter of 1997, from 3.5% for the third quarter of 1996 primarily due to the increase in interest expense.

COMPARISON OF PRO FORMA OPERATING RESULTS

         SUMMARY. Pro forma operating results, which assume all acquisitions consummated through September 30, 1997, and the sale of the physical therapy staffing business in January 1997 occurred as of the beginning of the periods presented, demonstrate the high internal growth rate of the Company's business units during the current quarter. Pro forma revenues for the current quarter were $270.1 million, up 24.9% from $216.2 million in the third quarter of 1996. Pro forma net income rose 18.4% to $8.6 million, or $0.26 per share, compared with pro forma net income of $7.3 million, or $0.23 per share, in 1996.

         IT SERVICES GROUP. Pro forma revenues and gross profit for the current quarter increased 33.9% and 29.7%, respectively, from the third quarter of 1996. These improvements reflect the continued strong demand for the Company's IT services. Pro forma gross margin for the current quarter was 29.5% compared with 30.5% for 1996, related to a higher proportion of revenues from large IT staff augmentation customers. These large customers generally have lower gross margins than the group's other staff augmentation customers, but comparable or higher operating margins due to operating leverage. The effects of this change in business mix were partially offset by the higher internal growth rate of the higher-margin IT Solutions unit.

         STAFFING SERVICES GROUP. Pro forma revenues and gross profit for the current quarter increased 15.8% and 16.9%, respectively, from the third quarter of 1996. These improvements primarily reflect the increase in revenues from the VIP programs, including new programs that were added in 1997. Pro forma gross margin for the current quarter was 20.5%, compared with 20.3% for the third quarter of 1996.

         OPERATING COSTS AND EXPENSES. Pro forma SG&A expenses for the third quarter of 1997 totaled $46.5 million compared with $35.7 million for the third quarter of 1996. The increase in pro forma SG&A expenses primarily related to
(i) internal growth of the operating groups, (ii) investments made to infrastructure and to develop technical practices in the IT Services Group and
(iii) higher expenses at the corporate level. The pro forma SG&A expenses reflect historical SG&A expenses at the corporate and operating subsidiary level and consequently do not include the pro forma effects of personnel additions made subsequent to the beginning of each period to support the growth of the Company.

         Depreciation of $1.4 million and $1.0 million for 1997 and 1996, respectively, related primarily to the fixed assets of the acquired companies. Amortization of $1.9 million and $2.0 million for 1997 and 1996, respectively, related to amortization of intangible assets (goodwill and non-compete agreements) of the acquired businesses.

         NON-OPERATING COSTS AND EXPENSES. Pro forma interest expense totaled $3.8 million for both the third quarter of 1997 and 1996.

         PROVISION FOR INCOME TAXES. The Company's pro forma effective tax rate for the current quarter was 42.0%, which was also the rate for the third quarter of 1996. The Company's effective tax rate includes the effects of state income taxes and the portion of goodwill amortization not deductible for federal income tax purposes.

         NET INCOME. Due to the factors described above, pro forma net income for the current quarter was $8.6 million compared with $7.3 million for the third quarter of 1996. The pro forma Net Income Margin for the current quarter was 3.2% compared with 3.4% for 1996.


                                               NINE MONTHS ENDED SEPTEMBER 30, 1997
                                      COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                                                  HISTORICAL                           PRO FORMA
                                       ------------------------------       ---------------------------------
                                            1997              1996               1997              1996
                                       ------------      ------------       -------------     -------------
         Revenues:
            IT Services                $    373,719      $    168,926       $     404,720     $     295,449
            Staffing Services               353,101           225,593             353,101           291,980
            Other                                --             6,310                  --                --
                                       ------------      ------------       -------------     -------------
              Total                    $    726,820      $    400,829       $     757,821     $     587,429
         Gross profit:
            IT Services                $    106,407      $     48,518       $     119,284     $      87,682
            Staffing Services                71,721            47,919              71,721            60,426
            Other                                --             1,568                  --                --
                                       ------------      ------------       -------------     -------------
              Total                    $    178,128      $     98,005       $     191,005     $     148,108

         Operating income              $     46,494      $     24,418       $      51,768     $      40,794

         Net income                    $     21,696      $     12,376       $      23,720     $      15,478

         Earnings per share            $       0.67      $       0.42       $        0.73     $        0.52



         COMPARISON OF HISTORICAL OPERATING RESULTS

         SUMMARY. Net income for the first nine months of 1997 increased 75.3% to $21.7 million, or $0.67 per share, from $12.4 million, or $0.42 per share, in 1996. Revenues in the first nine months of 1997 increased 81.3% to $726.8 million from $400.8 million in the first nine months of 1996. Gross margin was 24.5% for both the first nine months of 1997 and the same period in 1996. Operating income increased 90.4% to $46.5 million from $24.4 million in the same period a year ago. Operating margin for the first nine months of 1997 was 6.4%, which was higher than the margin of 6.1% for the first nine months of 1996. This was the result of the higher operating leverage and the higher proportion of revenues from the IT Services Group.

         IT SERVICES GROUP. The IT Services Group accounted for 51.4% and 59.7% of the Company's consolidated revenues and gross profit, respectively, up from 42.1% and 49.5%, respectively, for the first nine months of 1996. These increases reflect the higher internal growth rate of this group compared with the Staffing Services Group and the effects of the businesses acquired in this sector, which included three IT solutions businesses in 1997. Revenues and gross profit for the first nine months of 1997 were up 121.2% and 119.3%, respectively, over the first nine months of 1996. Gross margin for the first nine months of 1997 was 28.5% compared with 28.7% for the first nine months of 1996. This was related to a higher proportion of revenues from large IT staff augmentation customers, which generally have lower gross margins than other IT staff augmentation customers, but comparable operating margins due to operating leverage. The gross margin was positively affected by the acquisitions of the IT solutions businesses, which have higher growth rates and margins than the group's IT Staff Augmentation unit.

         STAFFING SERVICES GROUP. For the first nine months of 1997, the Staffing Services Group accounted for 48.6% and 40.3% of the Company's consolidated revenues and gross profit, respectively, down from 56.3% and 48.9%, respectively, in the first nine months of 1996. Revenues and gross profit for the first nine months of 1997 were up 56.5% and 49.7%, respectively, over the first nine months of 1996. Gross margin for the first nine months of 1997 was 20.3%, down from 21.2% for the first nine months of 1996. The lower gross margin primarily related to the acquisition of a low margin staffing services business in January 1997 and a higher proportion of revenues being generated from the Company's large on-site programs (VIP programs). VIP programs have lower gross margins than the Group's other staffing services business, but higher operating leverage.

         OPERATING COSTS AND EXPENSES. SG&A expenses for the first nine months of 1997 totaled $122.6 million, compared with $68.5 million for the first nine months of 1996. The increase in SG&A expenses primarily related to (i) the effects of the acquisitions, (ii) internal growth of the operating companies post-acquisition, (iii) investments made to improve infrastructure and to develop technical practices in the IT Services Group and (iv) higher expenses at the corporate level to support the growth of the Company.

         Depreciation totaled $3.6 million and $2.0 million for the first nine months of 1997 and 1996, respectively. The increase primarily related to the fixed assets of the businesses acquired and, to a lesser extent, depreciation on capital expenditures made post-acquisition. Amortization of $5.5 million and $3.1 million for 1997 and 1996, respectively, related to amortization of intangible assets (goodwill and non-compete agreements) of the acquired businesses.

         NON-OPERATING COSTS AND EXPENSES. Interest expense for the first nine months of 1997 totaled $8.8 million compared with $3.3 million for the first nine months of 1996. The $5.5 million increase was primarily due to higher debt levels in 1997 related to borrowings for acquisitions.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the first nine months of 1997 was $15.7 million (an effective tax rate of 42.0%), as compared with $9.0 million (an effective tax rate of 42.1%) for the first nine months of 1996. The Company's effective tax rate includes the effects of state income taxes and the portion of goodwill amortization not deductible for federal income tax purposes.

         NET INCOME. Due to the factors described above, net income for the first nine months of 1997 was $21.7 million compared with $12.4 million for the first nine months of 1996. Net Income Margin decreased to 3.0% for the first nine months of 1997 from 3.1% for the first nine months of 1996 primarily due to the increase in interest expense.

         COMPARISON OF PRO FORMA OPERATING RESULTS

         SUMMARY. Pro forma operating results, which assume all acquisitions consummated through September 30, 1997, and the sale of the physical therapy staffing business in January 1997, occurred as of the beginning of the periods presented, demonstrate the high internal growth rate of the Company's business units during the first nine months of 1997. Pro forma revenues for the first nine months of 1997 were $757.8 million, up 29.0% from $587.4 million for the first nine months of 1996. Pro forma net income rose 53.2% to $23.7 million, or $0.73 per share, from $15.5 million, or $0.52 per share, in 1996.

         IT SERVICES GROUP. Pro forma revenues and gross profit for the first nine months of 1997 increased 37.0% and 36.0%, respectively, from the first nine months of 1996. These improvements reflect the continued strong demand for the Company's IT services. Pro forma gross margin for the first nine months of 1997 was 29.5%, down slightly from 29.7% for 1996, related to the higher proportion of revenues from large IT staff augmentation customers, partially offset by the higher growth rates and margins of the IT solutions businesses.

         STAFFING SERVICES GROUP. Pro forma revenues and gross profit for the first nine months of 1997 increased 20.9% and 18.7%, respectively, from the first nine months of 1996. These improvements primarily related to the increase in revenues from the VIP programs, including new programs that were added in 1997. Pro forma gross margin for the first nine months of 1997 was 20.3%, compared with 20.7% for the first nine months of 1996. The lower gross margin reflects the higher proportion of revenues from the Company's VIP programs, which have lower gross margins, but higher operating leverage.

         OPERATING COSTS AND EXPENSES. Pro forma SG&A expenses for the first nine months of 1997 totaled $129.4 million compared with $98.4 million for the first nine months of 1996. The increase in pro forma SG&A expenses primarily related to (i) internal growth of the operating groups, (ii) investments made to infrastructure and developing technical practices in the IT Services Group and (iii) higher expenses at the corporate level. The pro forma SG&A expenses reflect historical SG&A expenses at the corporate and operating subsidiary level and consequently do not include the pro forma effects of personnel additions made subsequent to the beginning of each period to support the growth of the Company.

         Depreciation of $3.9 million and $2.8 million for the first nine months of 1997 and 1996, respectively, related primarily to the fixed assets of the acquired companies. Amortization of $6.0 million and $6.1 million for the first nine months of 1997 and 1996, respectively, related to amortization of intangible assets (goodwill and non-compete agreements) of the acquired businesses.

         NON-OPERATING COSTS AND EXPENSES. Pro forma interest expense for the first nine months of 1997 totaled $10.6 million compared with $14.6 million for 1996. The decrease related to lower pro forma long-term debt levels in 1997 as a result of the repayment of indebtedness with proceeds from the Company's public equity offering in May 1996.

         PROVISION FOR INCOME TAXES. The Company's pro forma effective tax rate for the first nine months of 1997 was 42.0%, which was also the rate for the first nine months of 1996. The Company's effective tax rate includes the effects of state income taxes and the portion of goodwill amortization not deductible for federal income tax purposes.

         NET INCOME. Due to the factors described above, pro forma net income for the first nine months of 1997 was $23.7 million compared with $15.5 million for the first nine months of 1996. The pro forma Net Income Margin for the first nine months of 1997 was 3.1% compared with 2.6% for the first nine months of 1996.

         ANTICIPATED FOURTH-QUARTER RESTRUCTURING CHARGE. The Company anticipates recording in the fourth quarter of 1997 a non-recurring, pre-tax charge for approximately $5.0 million to $7.0 million, or $0.09 to $0.12 per share after tax. This charge relates to the effect of deploying a new integrated front and back office system. This system is expected to improve the productivity of the Company's business units and effectively manage anticipated future growth.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements have principally related to the acquisition of businesses and capital expenditures. These requirements have been met through a combination of bank debt, issuances of securities and internally generated funds.

     During the first nine months of 1997 and 1996, the Company made cash payments for acquisitions of $78.6 million and $111.6 million, respectively. Capital expenditures totaled $24.9 million and $7.5 million for the nine months ended September 30, 1997 and 1996, respectively. The Company estimates that its capital expenditures for 1997 will be approximately $40.0 million. The majority of these expenditures relate to (i) the development of an integrated front and back office information system, which is expected to be operational in 1998,
(ii) the roll-out of proprietary software to the staffing services branches,
(iii) up-grading of computer hardware to facilitate the new integrated information system and new software tools and (iv) furniture, fixtures and equipment for new offices. The Company expects to fund the expenditures primarily with borrowings under its Senior Credit Agreement (the "Senior Credit Agreement") and cash flows from operations.

         The Company had working capital of $151.3 million and $94.3 million at September 30, 1997 and December 31, 1996, respectively. The Company had cash and cash equivalents of $10.8 million and $6.5 million at September 30, 1997 and December 31, 1996, respectively. The Company's operating cash flows and working capital requirements are significantly affected by the timing of payroll and the receipt of payment from the customer. Generally, the Company pays the temporary employees of its Staffing Services Group weekly and the employees of its IT Services Group semi-monthly. Payments from customers are generally received within 30 to 65 days from the date of invoice. Cash flows used in operating activities were $(11.2) million and $(7.3) million for the nine months ended September 30, 1997 and 1996, respectively. The decrease in operating cash flows for 1997 reflected the significant growth in revenues in the first nine months of 1997 from a number of the Company's larger accounts, which generally have a longer billing and collection cycle.

         On July 31, 1997, the Company amended its Senior Credit Agreement. Under terms of this agreement, the Company may borrow the lesser of $350 million or 3.0 times Pro Forma Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization of all acquired companies for the preceding twelve-month period). Borrowings under the agreement bear interest, at the Company's option, at LIBOR or the bank's base rate, plus the applicable margin. A fee of 0.175% to 0.3% is payable on the unused portion of the commitment. The Senior Credit Agreement contains certain covenants which, among other things, limit total debt to 4.25 times Pro Forma Adjusted EBITDA, limit the payment of dividends and require the maintenance of certain financial ratios. As of September 30, 1997, the Company had outstanding borrowings under the Senior Credit Agreement of $37.3 million and remaining availability (after deducting outstanding letters of credit of $10.3 million) of $302.4 million. The weighted average interest rate of the Company's outstanding borrowings under the Senior Credit Agreement was 6.75% at September 30, 1997.

         On August 15, 1997, the Company sold $230 million of 2.94% convertible subordinated notes due 2004. The notes were issued at an original price of 83.991% of the principal amount at maturity. The notes are convertible into common stock of the Company at a conversion rate of 23.7397 shares per $1,000 principal amount at maturity of the notes. Net proceeds of approximately $187.9 million from the sale of the notes were used to repay a portion of the indebtedness under the Senior Credit Agreement. At September 30, 1997, the carrying value of the notes was $188.9 million.

         On June 24, 1997, the Company entered into a three-year interest rate swap agreement to reduce a portion of its interest rate exposure on borrowings under the Senior Credit Agreement. Under terms of this agreement, the Company will pay the counterparty 6.05% on notional principal of $25.0 million and the counterparty will pay the Company interest at a variable rate based on the LIBOR rate.

         The Company's acquisition program will require significant additional capital resources. The Company intends to seek additional capital as necessary to fund such acquisitions through one or more funding sources that may include borrowings under the Senior Credit Agreement or the issuance of equity securities. Cash flows from operations, to the extent available, may also be used to fund acquisitions. Although management believes that the Company will be able to obtain sufficient capital to fund acquisitions, there can be no assurance that such capital will be available to the Company at the time it is required or on terms acceptable to the Company.

SEASONALITY

         The Company's quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers' businesses. Demand for services in the Staffing Services Group has historically been lower during the year-end holidays through February of the following year, showing gradual improvement over the remainder of the year. Although less pronounced than in the Staffing Services Group, the demand for services in the IT Services Group is typically lower during the first quarter until customers' operating budgets are finalized. The Company believes that the effects of seasonality will be less severe in the future as revenues contributed by the IT Services Group continue to increase as a percentage of the Company's consolidated revenues.

INFLATION
         The effects of inflation on the Company's operations were not significant during the periods presented in the financial statements.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This Form 10-Q contains forward-looking statements and information that are based on management's beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words "believe," "anticipate," "estimate," "project," "expect," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the economy, the degree and nature of competition, demand for the Company's services, and the Company's ability to acquire businesses that are accretive to earnings, to integrate the operations of acquired businesses, to recruit and place temporary professionals, to expand into new markets, to complete fixed price agreements in accordance with their terms and to maintain profit margins in the face of pricing pressures. In addition, important factors that could cause results to differ materially are set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-3 (File No. 333-31509) and Annual Report on Form 10-K for the year ended December 31, 1996.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) EXHIBITS

                   10.1  Amended and Restated Credit Agreement dated as of July
                         31, 1997
                   10.2  Form of Senior Executive Employment Agreement
                   10.3  Form of First Amendment to Option Agreement
                   10.4  Form of First Amendment to Restricted Stock Agreement
                   10.5  Second Amendment to CORESTAFF, Inc. 1995 Long-Term
                         Incentive Plan
                   27    Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       CORESTAFF, INC.
                                       (REGISTRANT)



Date:    November 11, 1997        By:  /s/ EDWARD L. PIERCE
                                       --------------------------------------
                                       Edward L. Pierce
                                       Senior Vice President, Chief Financial
                                       Officer and Assistant Secretary
                                       (Duly Authorized Officer and Principal
                                       Financial Officer)

                                  EXHIBIT INDEX


         EXHIBIT
         NUMBER                    EXHIBIT DESCRIPTION
         -------                   -------------------

          10.1     Amended and Restated Credit Agreement dated as of July 31,
                   1997
          10.2     Form of Senior Executive Employment Agreement
          10.3     Form of First Amendment to Option Agreement
          10.4     Form of First Amendment to Restricted Stock Agreement
          10.5     Second Amendment to CORESTAFF, Inc. 1995 Long-Term
                   Incentive Plan
          27       Financial Data Schedule