Form 10-K
period 1997-12-31
METAMOR WORLDWIDE INC
filed 1998-03-27
CIK 1000366

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         Commission File Number: 0-26970

                             METAMOR WORLDWIDE, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                76-0407849
                  (State of                              (I.R.S. Employer
                incorporation)                          Identification No.)

4400 POST OAK PARKWAY, SUITE 1100, HOUSTON, TEXAS           77027-3413
           (Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:  (713) 548-3400

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:
        COMMON STOCK, PAR VALUE $.01 PER SHARE
        2.94% CONVERTIBLE SUBORDINATED NOTES DUE 2004

                             ----------------------

         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         As of March 20, 1998, there were 32,016,171 shares of Common Stock and 440,749 shares of Class B Non-Voting Common Stock of the Registrant outstanding. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $1.0 billion based upon the closing price of $38.81 per share on March 20, 1998.

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

-------------------------------------------------------------------------------

                             METAMOR WORLDWIDE, INC.
              ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1997

                                TABLE OF CONTENTS

                                                                                                   PAGE

     Item 1.  Business...........................................................................    1
                  General........................................................................    1
                  The Information Technology Services Industry...................................    1
                  The Staffing Services Industry.................................................    2
                  Strategy.......................................................................    3
                  IT Services Group..............................................................    4
                  Staffing Services Group........................................................    6
                  Acquisitions...................................................................    7
                  Recent Acquisitions............................................................    7
                  Integration of Acquired Companies..............................................    8
                  Sales and Marketing............................................................    8
                  Recruiting and Retention.......................................................    8
                  Assessment and Training........................................................    9
                  Competition....................................................................    9
                  Workers' Compensation Program; Safety Program..................................   10
                  Employees......................................................................   10
                  Executive Officers.............................................................   11
                  Risk Factors...................................................................   12
     Item 2.  Properties.........................................................................   17
     Item 3.  Legal Proceedings..................................................................   17
     Item 4.  Submission of Matters to a Vote of Security Holders................................   17

PART II

     Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..............   17
     Item 6.  Selected Financial Data............................................................   18
     Item 7.  Management's  Discussion  and  Analysis of Financial  Condition  and Results of
              Operations.........................................................................   19
     Item 8.  Financial Statements and Supplementary Data........................................   28
     Item 9.  Changes in and  Disagreements  with  Accountants  on  Accounting  and Financial
              Disclosure.........................................................................   28

PART III

     Item 10. Directors and Executive Officers of the Registrant.................................   28
     Item 11. Executive Compensation.............................................................   28
     Item 12. Security Ownership of Certain Beneficial Owners and Management.....................   28
     Item 13. Certain Relationships and Related Transactions.....................................   28

PART IV

     Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K....................   29

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Metamor Worldwide, Inc. (formerly CORESTAFF, Inc. and referred to herein as "Metamor Worldwide" or the "Company") is an information technology ("IT") and staffing services company that provides a broad range of services to thousands of customers. Founded in July 1993 as a traditional staffing business under the name CORESTAFF, Inc., the Company now offers information technology staffing, project management, systems design and development, as well as traditional staffing. Metamor Worldwide, headquartered in Houston, Texas, had 160 offices in 27 states, in India and in the U.K. at December 31, 1997.

     The Company's services are provided through its two business groups: the IT Services Group, which is comprised of Metamor Solutions and COMSYS Information Technology Services ("COMSYS"), and the Staffing Services Group, which operates under the name CORESTAFF Services.

       o Metamor Solutions provides technologically advanced resources and solutions to complex information technology problems for a diverse client base. In 1997, Metamor Solutions reported revenues of $55.1 million, or 5.5% of consolidated revenues, and operating income of $5.9 million, or 10.0% of consolidated operating income.

       o           COMSYS provides highly-skilled computer consultants and
                  project management to organizations that augment or outsource their information technology requirements. In 1997, COMSYS reported revenues of $475.3 million, or 47.1% of consolidated revenues, and operating income of $32.9 million, or 55.7% of consolidated operating income.

       o           CORESTAFF Services provides office support, light industrial and specialized services to local, regional and national customers. In 1997, CORESTAFF Services reported revenues of $477.7 million, or 47.4% of consolidated revenues, and operating income of $20.2 million, or 34.3% of consolidated operating income.

     The Company has grown through acquisition and substantial internal growth. As of December 31, 1997, the Company had acquired 35 businesses, including 20 IT services, 12 staffing services and three physical therapy staffing businesses. In January 1997, the Company sold its non-core physical therapy staffing business, which accounted for less than two percent of consolidated revenues and gross profit.

     The Company's principal executive offices are located at 4400 Post Oak Parkway, Suite 1100, Houston, Texas 77027-3413 (telephone: 713-548-3400).

THE INFORMATION TECHNOLOGY SERVICES INDUSTRY

    Many businesses today are facing intense competition, accelerating technological change, downsizing and widespread business process reengineering. Increasingly, these companies are turning to IT services and solutions to address these issues and to compete more effectively. As a result, the ability of an organization to integrate and deploy new information technologies has become critical. Information technology services is one of the fastest growing sectors of the economy. Over the last decade, the increased use of technology has led to a dramatic rise in demand for technical project support, software development, and other computer-related services.

Corporations have outsourced many of these departments and/or have used the employees of IT services firms in an attempt to meet the increased demand for computer-skilled personnel.

    Although many companies have recognized the importance of IT systems and products to compete in today's business climate, the process of designing, developing and implementing IT solutions has become increasingly complex. Companies are continuing to migrate away from centralized mainframes running proprietary software toward decentralized, scalable architectures based on personal computers, client/server systems, local and wide area networks, shared databases and packaged application software. These advances have greatly enhanced the ability of companies to benefit from the application of IT. Consequently, the number of companies using IT in new ways and the number of end users within these organizations are rising rapidly.

    As a result of the variety and complexity of these new technologies, companies must integrate and manage "open systems" and "distributed computing environments" consisting of multiple computing platforms, operating systems, databases and networking protocols, and must implement off-the-shelf software applications to support business objectives. Companies must also continually keep pace with new developments, which often render existing equipment and internal skills obsolete. At the same time, external economic factors have forced organizations to focus on core competencies and trim workforces in the IT management area. Accordingly, these organizations often lack the quantity or variety of IT skills necessary to design and develop IT solutions. IT managers are charged with developing and supporting increasingly complex IT systems and applications of significant strategic value, while working under budgetary, personnel and expertise constraints within their own organizations.

    According to International Data Corporation ("IDC"), the worldwide market for IT services was estimated at $282 billion in 1997, with a projected market of $370 billion in 2000. IDC also projects that the North American IT services market will grow from $132 billion in 1997 to $173 billion in 2000.

THE STAFFING SERVICES INDUSTRY

    The staffing industry was once used predominately as a short-term solution for peak production periods and to temporarily replace workers absent due to illness, vacation, or abrupt termination. Since the mid-1980s, the staffing services sector has evolved into a permanent and significant component of the staffing plans of many corporations. Corporate restructuring, downsizing, government regulations, advances in technology, and the desire by many companies to shift employee costs from a fixed to a variable expense have resulted in the use of a wide range of staffing alternatives by businesses. In addition, companies are increasingly using temporary staffing as a means of evaluating the qualifications of personnel before hiring them on a full-time basis. Furthermore, many companies are adopting strategies that focus on their core competencies and, as a result, are outsourcing the support functions of their non-core competencies. The National Association of Temporary and Staffing Services estimates that more than 90% of all United States businesses use staffing services.

    According to the Staffing Industry Report, the U.S. temporary staffing industry was forecasted to have 1997 revenues of approximately $54 billion and a compounded annual growth rate of approximately 17% over the past five years. Within the temporary staffing industry, the office/clerical/industrial sectors were forecasted to have 1997 revenues of approximately $28 billion and a compounded annual growth rate of 14% over the past five years. The Company believes that the demand for staffing services will continue to increase due to changes in workforce lifestyles, advances in technology and the increasing desire of many companies to shift employee costs from a fixed to a variable expense and to outsource the support functions.

STRATEGY

    The Company seeks to expand on its success by broadening the range of IT services and staffing services offered to its existing and prospective clients. The Company's strategy is focused on internal growth, selective acquisitions, and the continued development of additional complementary IT services and staffing services. The Company believes that its business strategy will provide it with a competitive advantage in pursuing and maintaining major national and regional accounts, as well as in serving local markets. The key elements of the Company's strategy are presented below.

Enhance Leadership Position in the Information Technology Services Sector

    In recent years, there has been a dramatic increase in demand for technical project support, software development, and other IT services resulting from the increased use of technology. This high level of demand, coupled with the high value-added nature of such services, generally results in higher profit margins. The Company has targeted the high-growth, high-margin IT services sector as its primary growth area and intends to aggressively enhance its existing leadership position in this sector.

    The Company established its IT Services Group with the acquisition of two major businesses in September 1994 and June 1995. Through December 31, 1997, the Company had acquired an additional 18 IT services businesses, including four IT solutions businesses. As part of its strategy to offer a more complete range of value-added IT services to its clients, the Company formed its IT Solutions unit, Metamor Solutions, in March 1997. The Company believes that it is a leading provider of IT services, with 1997 revenues of $530.4 million. Revenues for the year ended December 31, 1997 for the IT Services Group increased 105.1% over the year ended December 31, 1996, reflecting strong internal growth and acquisitions. The Company expects that revenues contributed by this group will continue to increase as a percentage of its total revenues.

    The Company believes that it is well positioned to capitalize on the anticipated continued growth in the IT services industry due to its size, geographic breadth, industry experience, and expertise in providing a wide range of IT services.

Broaden Range of Value-added IT Services and Solutions

    The Company believes that it can increase its revenues from existing clients and attract new clients by offering a broad range of IT services through its IT Services Group. In response to the rapidly changing nature of IT, the Company regularly evaluates emerging technologies and their potential benefit as new services to clients. Based on these evaluations, the Company may develop or expand the service lines of existing business units or acquire complementary businesses to enhance the Company's ability to support the ongoing IT requirements of its clients. In 1997, the Company formed Metamor Solutions to provide additional value-added services, including systems, network and package integration, software development, legacy applications support, outsourcing services, technical training, change management and consulting.

Expand Use of Development Centers

    In 1997, the Company acquired three offshore technology development centers in India that provide the IT Services Group with a significant cost advantage, as well as the ability to provide 24-hour service to its clients. The Company's costs in India are significantly lower than costs incurred for comparable resources in the U.S. Through satellite communications, clients are linked to the IT Services Group's facilities in India. Due to the time difference between India and the U.S., the Company creates a virtual "second shift" for its North American clients allowing for more rapid completion of projects and off-peak use of clients' technology resources. In addition, for larger projects with critically short time frames, the offshore facilities allow the Company to parallel process many of its development phases to accelerate delivery time. The
Company also has U.S. development centers. The ability to service the client's needs offsite at one of the centers rather than onsite provides the Company with greater operating efficiencies and quality control. The Company intends to seek opportunities to expand the use of its facilities in India and the U. S., as well as evaluate other facilities that could provide similar cost advantages.

Continue to Pursue Selective Acquisitions

    The Company has made 35 acquisitions since its inception in 1993. While the Company initially concentrated its acquisition efforts on establishing a national base of staffing services, the Company now focuses its acquisition efforts in the higher-margin IT services industry. Through December 31, 1997, the Company had acquired 20 businesses in its IT Services Group with 1997 pro forma revenues of $576.9 million. The following table shows acquisition activity for each of the last four years.

                                                1994          1995           1996            1997
                                              --------      --------      ---------       ---------
Acquisitions Completed:
  IT Services Group:
     COMSYS.................................         1             1             10               4
     Metamor Solutions......................        --            --             --               4
  Staffing Services Group...................         3             4              4               1
  Other.....................................        --             1             --              --
                                              --------      --------      ---------         -------
          Total.............................         4             6             14               9
                                              ========      ========      =========         =======
Purchase Consideration(1)
(in thousands)..............................  $ 58,102      $ 40,304      $ 174,393         $99,439
                                              ========      ========      =========         =======

----------
(1) In certain transactions, the sellers are also entitled to contingent consideration ("Earnouts") based on the increase in earnings before interest and taxes ("EBIT"), as defined. As of December 31, 1997, the Company had accrued $25.1 million for Earnouts that are payable based on the increase in 1997 EBIT. Earnouts based on future increases in EBIT are capped at $45.8 million.

    The Company is continually seeking acquisition opportunities and believes there are a substantial number of attractive acquisition candidates in the information technology services industry. The Company from time to time enters into discussions and non-binding letters of intent that may lead to acquisitions; however, no assurances can be given that future acquisitions will be consummated.

IT SERVICES GROUP

    The Company's IT Services Group is comprised of Metamor Solutions and COMSYS Information Technology Services.

Metamor Solutions

    Metamor Solutions, formed in March 1997, provides technologically advanced resources and solutions to complex information technology problems. The "solutions" market encompasses systems, network and package integration, software development, legacy applications support, outsourcing services, technical training, change management and consulting. The Company's move into solutions was a natural extension of the project management and outsourcing capabilities of COMSYS. As of December 31, 1997, Metamor Solutions had 1,440 employees in six offices in the U.S. and three in India.

    Metamor Solutions offers a broad range of IT services from planning through implementation of technology solutions. Metamor Solutions performs the services desired by clients onsite at the client's facility, offsite at one of its five U.S. technology development centers or at one of its three offshore Indian centers. This provides its clients alternatives for achieving their required business solutions, while at the same time providing operating efficiencies that the Company believes gives it a competitive advantage.

    Metamor Solutions offers services that enable companies to use IT as a more effective business tool and supports their IT investment. Metamor Solutions is organized along the following four service areas:

  o Application Solutions offers systems development, "Net" services (i.e., Internet, Intranet, Extranet) and systems, network and package integration.

  o Software Solutions offers software development services to create or reengineer software components or products on a variety of platforms.

  o Global Solutions offers systems development, application maintenance and specialized Year 2000 services through its three Indian development centers.

  o Learning Solutions offers end-user training for package software systems, change management programs and courseware translation services.

    Technology Development Centers. Metamor Solutions maintains eight technology development centers, of which five are in the U.S. and three are in India. Through its centers, Metamor Solutions has the ability to satisfy a portion or all of a client's IT requirements. Metamor Solutions performs the majority of its turnkey projects, mainframe applications and additional services such as custom software development, code maintenance and Web page development and maintenance at its development centers. The ability to service the client's needs offsite at one of the centers rather than onsite provides Metamor Solutions with greater operating efficiencies and quality control.

    The three offshore centers in India provide Metamor Solutions with significant cost advantages, as well as the ability to provide 24-hour service to its clients. Its costs in India are significantly lower than costs incurred for comparable resources in the U.S. Through satellite communications, clients are linked to facilities in India. Due to the time difference between India and the U.S., Metamor Solutions can create a virtual "second shift" for its North American clients allowing for more rapid completion of projects and off-peak use of clients' technology resources. In addition, for larger projects with critically short time frames, the offshore facilities allow parallel processing of many of the development phases to accelerate delivery time. To perform these services offshore, the Company maintains over 65,000 square feet of state of the art facilities in Hyderabad, Chennai and New Delhi, India, and uses high speed satellite links, NT computer servers, AS-400 mid-range computer servers, UNIX computer servers and S-390 development machines.

COMSYS Information Technology Services

    COMSYS provides highly-skilled computer consultants and project management to organizations that augment or outsource their information technology requirements. As of December 31, 1997, COMSYS had 49 offices in 23 states and the U.K.

    COMSYS provides project support for a full spectrum of computer-related services, project management and project outsourcing (on-site and off-site). COMSYS has also developed specialized technical, industry and governmental practices to support client needs in these areas.

    Technical Practices. To leverage existing client relationships and consultant expertise, COMSYS has built a sizeable technical practices group that provides project management and project outsourcing. Technical practices include Year 2000 services, software testing services, technical communications outsourcing, application implementation for SAP, PeopleSoft and Oracle systems, and specialized governmental and telecommunication services.

    Year 2000 Services. COMSYS provides complete solutions to the Year 2000 computer programming problem. Services include assessing the problem, planning solutions, renovating program code, testing the changed programs and rolling out the corrected applications.

    Technical Communications Outsourcing. COREComm, a division of COMSYS, maintains a full-time staff of writers, editors, graphic artists, and consultants to fulfill the technical communication outsourcing needs of its clients through five offices in two states. COREComm has established alliances with companies that have ongoing technical communication needs, including company magazines, ISO 9000 documentation, maintenance manuals, newsletters, on-line documentation, technical articles, books, brochures, papers, reports, and product specification sheets.

STAFFING SERVICES GROUP

    CORESTAFF Services provides office support, light industrial and specialized services to local, regional and national customers through 102 offices in 18 states. In Philadelphia and the New York City metropolitan area, CORESTAFF Services operates under the name Leafstone Staffing Services.

    CORESTAFF Services provides a wide range of staffing options to its customers, including supplemental and project staffing, Productivity Solutions and Vendor-in-Partnership ("VIP") programs. The appropriate staffing option depends on the nature and length of the assignment and the degree of day-to-day management responsibility delegated to the provider of the services.

    Supplemental Staffing. Supplemental staffing assignments generally range in duration from one day to several months. Supplemental staffing provides customers with maximum flexibility in meeting staffing requirements as customers may commence and terminate assignments at any time and with short notice. In addition, because customers generally only pay for the time actually worked by a supplemental staffing employee, they can use supplemental staffing employees at any time and on any day without paying a premium for shift, holiday, or weekend labor.

    Project Staffing. CORESTAFF Services provides contract employees to customers who require personnel to staff specific projects for a defined period of time. Generally, project staffing involves a commitment of a team of employees who remain at the site until completion of the project.

    Vendor-in-Partnership ("VIP") Programs. A VIP program is an on-site program that places dedicated account managers at customer locations to recruit and manage supplemental staff. Customized to the needs of each customer, CORESTAFF Services designs and implements programs that include services such as specialized testing, drug screening, selection and monitoring of back-up vendors, compliance with the customer's quality standards, and orientation of each temporary employee to the customer's work site, culture, and job requirements.

    Call Center Services. In late 1997, CORESTAFF Services added Call Center Services, a specialized VIP program targeting the rapidly growing call center industry.

    Productivity Solutions. Productivity Solutions is a staffing service program that improves productivity and total quality output by reducing turnover through proactive training and rotation of employees performing task-repetitive jobs.

    Specialized Software Tools. CORESTAFF Services provides software tools in an effort to give CORESTAFF Services a competitive marketing advantage. COREtrack is an innovative software tool that assists customers in managing critical information related to multiple staffing providers. This system tracks a wide-range of information, including orders, activity assignments and invoices. COREskills is an interactive computer training and certification program that trains and qualifies temporary and customer employees in the latest office software products.

ACQUISITIONS

    During 1997, the Company acquired the following nine businesses, eight of which were in the IT Services Group. These businesses had combined 1997 revenues of approximately $154 million.

    Roberta Enterprises, Inc. ("Roberta"). In January 1997, the Company acquired Roberta, a San Francisco-based company that provides staffing services through seven offices in Northern California. Roberta had 1997 revenues of approximately $46.1 million.

    Metamor Technologies, Ltd. ("Metamor Technologies"). In March 1997, the Company acquired Metamor Technologies, a Chicago-based firm that provides a broad range of strategic IT services. Metamor Technologies focuses on assisting clients in the transition from older technologies to state-of-the-art platforms and systems. Metamor Technologies had 1997 revenues of approximately $32.1 million.

    Business Management Data, Inc. ("Business Management Data"). In April 1997, the Company acquired Business Management Data and its India-based affiliate, Sriven Computer Solutions, (Pvt.) Ltd. These companies specialize in custom application development, maintenance, enhancement and millennium conversions of mission-critical systems leveraging project teams at client and company locations in the U.S. and India. These businesses had combined 1997 revenues of approximately $28.1 million.

    Active Software, Inc. ("Active Software"). In May 1997, the Company acquired Active Software, a Minneapolis-based IT services company that has a Lotus' Notes groupware practice and specializes in Internet technologies and applications. Active Software had 1997 revenues of approximately $7.6 million.

    Millennium Computer Corporation ("Millennium"). In June 1997, the Company acquired Millennium and its affiliate, CompuCorps Resources, Inc. Located in Rochester, N.Y., Millennium provides contract software design, development and quality assurance testing for its clients. Millennium had 1997 revenues of approximately $14.4 million.

    MultiVision Consulting, Inc. ("MultiVision"). In July 1997, the Company acquired MultiVision, headquartered in Fresno, CA. MultiVision is a specialized provider of strategic information technology services and is a SAP National Implementation Partner. MultiVision had 1997 revenues of approximately $8.3 million.

    R. P. Accord Systems, Inc. ("R.P. Accord"). In August 1997, the Company acquired R.P. Accord, headquartered in Fremont, CA. R.P. Accord provides technical consultants for PeopleSoft and Oracle software implementation projects. R.P. Accord had 1997 revenues of approximately $7.4 million.

    Softek Software, Inc. ("Softek"). In October 1997, the Company acquired Softek, headquartered in Long Beach, CA. Softek provides technical consultants for SAP and Baan software implementation projects. Softek had 1997 revenues of approximately $5.1 million.

    Turning Point Software, Inc. ("Turning Point"). In November 1997, the Company acquired Turning Point, a Massachusetts-based information technology solutions business. Turning Point provides contract software design, development and quality assurance testing. Turning Point had 1997 revenues of approximately $4.7 million.

RECENT ACQUISITIONS

    The Company has acquired six businesses in the first quarter of 1998, all of which are in the IT Services Group. Dynamic Data Solutions, Inc. and its affiliate DDS Europe Ltd., Sage IT Partners, Inc., Workgroup Productivity

Corporation, LCT, Inc. and Applied Integration Services, Inc. are part of Metamor Solutions and Deltam Systems, Inc. is part of COMSYS. These businesses had combined 1997 revenues of approximately $59.8 million.

INTEGRATION OF ACQUIRED COMPANIES

    Management begins integrating newly acquired companies as soon as practicable. Generally, this process involves formalizing and standardizing each acquired company's marketing and sales programs and certain operating procedures. Standardized personnel manuals are distributed, and the acquired company is brought under the Company's uniform risk management program. In some cases, the Company closes certain of the acquired company's offices and merges its operations and personnel, including field employees, into the Company's existing business.

     The Company is in the process of installing an integrated front- and back-office information system. Once operational, the Company will convert all its front- and back-office activities onto this new platform. This new system integrates two of the Company's proprietary front-office systems with the "PeopleSoft" system, which is a payroll, human resources, accounting and reporting information system. The Company's front-office systems are MARS, a proprietary management, administrative, recruiting and sales software system, designed specifically for COMSYS, and COREmatch, a proprietary staffing services front-office software system developed for CORESTAFF Services. Once implemented, this integrated information system will improve the timeliness and efficiency of data gathering and retrieval, as well as minimize the Company's Year 2000 exposure related to its existing operating systems, which generally are not Year 2000 compliant.

SALES AND MARKETING

    COMSYS and CORESTAFF Services have each developed a sales and marketing strategy that focuses on national, regional and local accounts and is implemented through their branch locations. Regional and local accounts are targeted by account managers at the branch offices, permitting the Company to capitalize on the local expertise and established relationships of its branch office employees. Such accounts are solicited through personal sales presentations, telephone marketing, direct mail solicitation, referrals from clients, and advertising in a variety of local and national media, including newspapers, trade publications, radio and outdoor advertising. The Company also conducts public relations activities designed to enhance public recognition of the Company and its services. Local employees are encouraged to be active in civic organizations and industry trade groups to facilitate the development of new customer relationships.

    Metamor Solutions generates sales by focusing either on specific industries or functional areas of expertise. Metamor Solutions also capitalizes on established relationships between the Company and targeted prospects and has a dedicated sales force focused on generating new customers and relationships.

    The Company's national marketing effort is coordinated by management at the corporate level, which enables the Company to develop a consistent, focused strategy to pursue new business opportunities. This strategy allows the Company to leverage the capabilities of each of its business lines.

RECRUITING AND RETENTION

    In the IT services industry, the demand for software engineers and technology consultants significantly exceeds supply. The IT Services Group's success depends in large part on its ability to attract, develop, motivate and retain highly-skilled IT consultants. The Company recruits from a number of countries, including the U.S., India, the U.K., Canada, Singapore, Australia, South Africa and the Philippines. The Company has a nationwide network of over 200 full-time IT recruiters using a database of more than 200,000 qualified
IT consultants, as well as 39 international recruiting alliances. The Company also uses an internet-based recruiting program and advertises in leading newspapers and trade magazines. In addition, COMSYS has a program focused on hiring and training recent college graduates. The Company follows a selection process that includes interviews, tests and reference checks.

    In an effort to attract a wide spectrum of employees, the IT Services Group offers diverse employment options and training programs. The two primary approaches the IT Services Group uses are full-time employee status with an annual salary irrespective of assignment, and hourly contingent worker status for which compensation is tied to the duration of the assignment.

    CORESTAFF Services recruits its temporary and contract employees through a recruiting program that primarily uses local and national advertisements and job fairs. In addition, CORESTAFF Services has succeeded in recruiting qualified employees through referrals from its existing labor force. As a result, CORESTAFF Services has initiated a policy whereby it pays referral fees to employees responsible for attracting new recruits. CORESTAFF Services believes this balanced recruiting strategy will continue to provide it with sufficient high quality temporary employees to meet its staffing demands.

ASSESSMENT AND TRAINING

    To better meet the needs and requirements of its clients and to enhance the marketability and job satisfaction of its employees, the Company uses a comprehensive system to assess and train its employees. The Company screens potential temporary employees and contract consultants and provides employees with written and video workplace orientation courses that are tailored to the practices and policies of specific clients. Computerized tutorials are available in the CORESTAFF Services offices for temporary employees wishing to upgrade their typing, data entry, spreadsheet, office automation, desktop publishing, or word processing skills. In addition, the IT Services Group maintains computer-based training ("CBT"), internet-based CBT, computer-based simulation training and instructor-led training programs covering a broad spectrum of consultant needs, including mainframe/midrange applications development and maintenance, client/server technology and applications development, internet/intranet development and specialized software programming.

COMPETITION

    The market for IT services includes a large number of competitors, is subject to rapid change and is highly competitive. Primary competitors include participants from a variety of market segments, including "Big Six" accounting firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies, facilities management companies, general management consulting firms and programming companies. Many of the Company's competitors have significantly greater financial, technical and marketing resources and greater name recognition than the Company. In addition, the Company competes with its clients' internal resources, particularly where these resources represent a fixed cost to the client. Such competition may impose additional pricing pressures on the Company.

    The staffing services industry is fragmented and highly competitive, with limited barriers to entry. Within local markets, smaller firms actively compete with the Company for business, and in most of these markets, no single company has a dominant share of the market. The Company also competes with larger full-service and specialized competitors that have significantly greater marketing, financial and other resources than the Company. The Company believes that the primary competitive factors in obtaining and retaining clients are the ability to provide a wide range of staffing services within an expansive geographic area, to understand the client's specific job requirements, to provide temporary personnel with the appropriate skills in a timely manner, to monitor quality of job performance, and to properly price services. The primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, responsiveness to work schedules, and the number of hours of work available.

WORKERS' COMPENSATION PROGRAM; SAFETY PROGRAM

    The Company maintains workers' compensation insurance for all claims in excess of a deductible of $250,000 per occurrence and an aggregate $10 million limit of liability provision per year. Under its workers' compensation program, field personnel work in conjunction with a designated risk manager and a third-party administrator to manage claims and establish appropriate reserves for the deductible portion of claims. An independent actuary provides advice on overall workers' compensation costs as well as an actuarial valuation regarding the adequacy of the reserves for payments relating to the uninsured portion of workers' compensation claims. The reserve balances determined by the third-party administrator are adjusted to the amounts recommended by the actuary.

    The Company has a safety program in its offices to provide appropriate safety training to employees prior to job assignment. The risk manager and field personnel also perform safety inspections at customer locations to help determine potential risks for employee injury and to assist customers in making the workplace safer. Company policies prohibit staffing of high-risk work. Behavioral testing is also used to help reduce unnecessary claims.

EMPLOYEES

    At December 31, 1997, the Company employed approximately 2,450 full-time staff employees, Metamor Solutions had approximately 1,200 full-time consultants, COMSYS had approximately 4,600 IT consultants on assignment and CORESTAFF Services had an average of approximately 25,400 employees on assignment per week. As of December 31, 1997, approximately 30% of the Company's IT consultants were citizens of other countries, with most of those in the U.S. working under H-1B temporary work permits. The Company is not a party to any collective bargaining agreements and considers its relationships with its employees to be satisfactory.

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

EXECUTIVE OFFICERS

     The following table sets forth certain information about the Company's executive officers as of March 20, 1998:

               NAME                        AGE                          POSITION
               ----                        ---                          --------
Michael T. Willis........................   53          Chairman of the Board, Chief Executive
                                                           Officer and President
Rocco N. Aceto...........................   41          Executive Vice President - CORESTAFF
                                                           Services
George W. Fink...........................   50          Executive Vice President - COMSYS
                                                           Information Technology Services
Kenneth R. Johnsen.......................   44          Executive Vice President - Metamor
                                                           Solutions
Austin P. Young..........................   57          Executive Vice President - Finance and
                                                           Administration
Peter T. Dameris.........................   38          Senior Vice President, General Counsel
                                                           and Secretary
Edward L. Pierce.........................   41          Senior Vice President, Chief Financial
                                                           Officer and Assistant Secretary
Joseph C. Tusa, Jr.......................   39          Senior Vice President - Business
                                                           Services

     MICHAEL T. WILLIS has served as Chairman of the Board, Chief Executive Officer and President of the Company since its formation and has been in the personnel and temporary services industry for more than 20 years. Mr. Willis founded The Talent Tree Corporation ("Talent Tree") in 1976 and built it into one of the largest temporary services companies in the United States. Mr. Willis sold Talent Tree to Hestair plc in 1987 and then continued as President and Chief Executive Officer until April, 1993. Mr. Willis is also a director of Southwest Bank Corporation, Province Healthcare Company and Quanta Services, Inc.

     ROCCO N. ACETO has served as an Executive Vice President of the Company and President of CORESTAFF Services since September 1996. Mr. Aceto has served as President of CORESTAFF Support Services, Inc. (formerly United Staffing Services, Inc.), a subsidiary of the Company, since August 1994. Prior to joining the Company in August 1994, Mr. Aceto was a corporate Vice President and General Manager of Pagenet of Orange County, California from March 1992 to August 1994. Mr. Aceto has resigned as an officer of the Company effective April 1, 1998, and Mr. Robert H. McNabb will become President and Chief Executive Officer of CORESTAFF Services on April 1, 1998.

     ROBERT H. McNABB will become President and Chief Executive Officer of CORESTAFF Services on April 1, 1998. Mr. McNabb previously served as President and Chief Operating Officer of Republic Industries' Replacement Rental Car Business from April 1997 to October 1997 and as Senior Vice President and general manager of Kelly Services, Inc. from September 1994 to March 1997. Mr. McNabb served as President of the central division of Talent Tree from October 1991 to June 1993 and was self-employed from July 1993 to August 1994 and from November 1997 to March 1998.

     GEORGE W. FINK has served as an Executive Vice President of the Company and President of COMSYS Information Technology Services since September 1995. Prior to joining the Company, Mr. Fink was self-employed, managing a variety of personal investments. From June 1986 until July 1993 and from August 1993 until March 1994, Mr. Fink served as President and Chief Executive Officer of Remco America, Inc. and Rent-A-Center, respectively. Prior to joining Remco, Mr. Fink was a partner with Ernst & Young LLP and Director of the Houston Office Entrepreneurial Services Group.

     KENNETH R. JOHNSEN has served as an Executive Vice President of the Company and President of Metamor Solutions since May 1997. Prior to joining the Company, Mr. Johnsen was employed with IBM Corporation since 1975 in various managerial capacities, including Vice President of Worldwide Commercial Operations for IBM PC Company from January 1997 to May 1997, Vice President, Business Services and Business Development for ISSC, IBM's outsourcing subsidiary, from January 1994 to December 1996, and General Manager of IBM China/Hong Kong from September 1991 to December 1993. Mr. Johnsen is also a Director for Citadel Computer Systems Incorporated.

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

     EDWARD L. PIERCE has served as Senior Vice President, Chief Financial Officer and Assistant Secretary of the Company since September 1996. Mr. Pierce previously served as Vice President-Finance and prior thereto as Vice President and Controller of the Company. Prior to joining the Company in November 1994, Mr. Pierce served in various financial management capacities with American Oil and Gas Corporation, including Corporate Controller and Director of Accounting, Taxation, and Reporting from January 1990 to November 1994 and as an Audit Manager for Arthur Andersen & Co. prior thereto.

     JOSEPH C.TUSA, JR. has served as Senior Vice President - Business Services of the Company since October 1997. Mr. Tusa previously served as Vice President
- Business Services. Prior to joining the Company in February 1997, Mr. Tusa served as Chief Financial Officer and Secretary of DSM Copolymer, Inc. since April 1990. Mr. Tusa served as Controller of TOTAL American Mining, Inc. from March 1987 to April 1990 and as an Audit Manager for Arthur Andersen & Co. prior thereto.

RISK FACTORS

     The Company's business operations and financial results are subject to various uncertainties and future developments that cannot be predicted. Certain of the principal risks and uncertainties that may affect the Company's operations and financial results are identified below.

FORWARD-LOOKING INFORMATION

    This Annual Report contains various forward-looking statements and information that are based on management's belief as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate", "believe", "estimate", "project", "expect" and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the economy, the degree and nature of competition, demand for the Company's services, and the Company's ability to integrate the operations of acquired businesses, to recruit and place temporary help and IT consultants, to expand into new markets, and to maintain profit margins in the face of pricing pressures.


HIGHLY COMPETITIVE MARKETS

    The IT services and staffing services industries are highly competitive with limited barriers to entry. The Company competes in national, regional and local markets with IT services companies, full service agencies and specialized temporary services agencies. The market for IT solutions services includes a large number of competitors, is subject to rapid change and is highly competitive. Primary competitors in the IT solutions services market include participants from a variety of market segments, including "Big Six" accounting firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies, facilities management companies, general management consulting firms and programming companies. Many of the Company's competitors have significantly greater financial, technical and marketing resources and greater name recognition than the Company. In addition, the Company competes with its clients' internal resources, particularly where these resources represent a fixed cost to the client. Such competition may impose additional pricing pressures on the Company. The Company expects that the level of competition will remain high in the future.

ABILITY TO ATTRACT AND RETAIN QUALIFIED IT CONSULTANTS

    The Company's continued success in its IT Services Group will depend in large part on its ability to attract, retain and motivate highly-skilled employees, particularly project managers and client partners and other senior technical personnel. Qualified project managers are in particularly great demand and are likely to remain a limited resource for the foreseeable future. However, the Company believes that it has been successful in its efforts to attract, develop and retain the number of high-quality consultants needed to support present operations and future growth, in part because of its emphasis on training and its policy of promoting from within. Although the Company expects to continue to attract sufficient numbers of highly skilled employees and to retain its existing project managers and other senior personnel for the foreseeable future, there can be no assurance that the Company will be able to do so.

RAPID TECHNOLOGICAL CHANGE; DEPENDENCE ON NEW SOLUTIONS

    The Company's success will depend in part on its ability to develop IT solutions that keep pace with continuing changes in IT, evolving industry standards and changing client preferences. There can be no assurance that the Company will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, the Company will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render the Company's services uncompetitive or obsolete. The Company's failure to address these developments could have a material adverse effect on the Company's business, operating results and financial condition.

FIXED-BID PROJECTS

The Company undertakes certain IT projects billed on a fixed-bid basis, which is distinguishable from the Company's principal method of billing on a time and materials basis, and undertakes other projects on a fee-capped basis. The failure of the Company to complete such projects within budget or below the cap would expose the Company to risks associated with cost overruns, which could have a material adverse effect on the Company's business, operating results and financial condition.

ABILITY TO CONTINUE ACQUISITION STRATEGY

    The Company plans to continue to pursue opportunities to expand through acquisitions. The Company's acquisition strategy involves certain potential risks associated with assessing, acquiring and integrating the operations of acquired companies. Although the Company generally has been successful in implementing its acquisition strategy, there can be no assurance that attractive acquisition opportunities will continue to be available, that the Company will have access to the capital required to finance potential acquisitions on satisfactory terms, or that any businesses acquired will prove profitable. Future acquisitions may result in the incurrence of additional indebtedness or the issuance of additional equity securities.

GOVERNMENT REGULATION OF IMMIGRATION

    Certain of the Company's IT consultants are foreign nationals working in the United States under H-1B permits. Accordingly, both the Company and these foreign nationals must comply with United States immigration laws. The inability of the Company to obtain H-1B permits for certain of its employees in sufficient quantities or at a sufficient rate could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, Congress and administrative agencies with jurisdiction over immigration matters have periodically expressed concerns over the levels of legal and illegal immigration into the U.S. These concerns have often resulted in proposed legislation, rules and regulations aimed at reducing the number of work permits that may be issued. Any changes in such laws making it more difficult to hire foreign nationals or limiting the ability of the Company to retain foreign employees could require the Company to incur additional unexpected labor costs and expenses. Any such restrictions or limitations on the Company's hiring practices could have a material adverse effect on the Company's business, operating results and financial condition.

NO ASSURANCE OF SUCCESSFUL MANAGEMENT AND MAINTENANCE OF GROWTH

    The Company's financial results and prospects depend in large part on its ability to successfully integrate, manage and maintain the operating efficiencies and productivity of acquired businesses. In particular, whether the anticipated benefits of acquired operations are ultimately achieved will depend on a number of factors, including the ability of the combined companies to maintain low administrative costs, successfully combine markets targeted and services offered, general economies of scale and the ability of the Company, generally, to capitalize on its combined service and marketing base and strategic position. Moreover, the ability of the Company to continue to grow will depend on a number of factors, including competition from other IT services and staffing companies, availability of capital, ability to maintain margins, ability to recruit and train additional qualified personnel and the management of costs in a changing technological environment. There can be no assurance that the Company will be able to continue to expand and successfully manage its growth.

    In addition, there can be no assurance that the Company will continue to be able to expand its market presence in its current locations or to successfully enter other markets or integrate acquired businesses into its operations. The ability of the Company to continue its growth will depend on a number of factors, including existing and emerging competition, the availability of attractive acquisition opportunities and working capital to support such growth, the ability of the Company to consummate such acquisition opportunities. The Company must also manage costs in a changing technological environment, continually adapt its infrastructure and systems to accommodate growth, and recruit and train additional qualified personnel.

LIABILITIES FOR CLIENT AND EMPLOYEE ACTIONS

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

RELIANCE ON KEY PERSONNEL

    The Company is highly dependent on its management. The Company believes that its continued success will depend to a significant extent upon the efforts and abilities of its Chairman, President and Chief Executive Officer, Michael T. Willis, and certain other key executives. The loss of the services of Mr. Willis or any of the other key executives could have a material adverse effect upon the Company.

INTELLECTUAL PROPERTY RIGHTS

    The Company's continued success in its IT services businesses is dependent upon its software deployment and methodology and other proprietary intellectual property rights. The Company relies upon a combination of trade secret, nondisclosure and other contractual arrangements and technical measures, and copyright and trademark laws, to protect its proprietary rights. The Company holds no patents or registered copyrights. The Company generally enters into confidentiality agreements with its employees, consultants, clients and potential clients and limits access to and distribution of its proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

    The Company's business includes the development of custom software applications in connection with specific client engagements. Ownership of such software is generally assigned to the client. In addition, the Company also develops object-oriented software components that can be reused in software application development and certain foundation and application software products, or software "tools," most of which remain the property of the Company.

    Although the Company believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future.

RISKS OF DOING BUSINESS IN INTERNATIONAL MARKETS

    The Company expects that international operations will account for an increasingly significant percentage of the Company's operations. As a result, the Company is subject to a number of risks, including, among other things, difficulties relating to administering its business globally, managing foreign operations, currency fluctuations, restrictions against the repatriation of earnings, export requirements and restrictions, and multiple and possibly overlapping tax structures. These risks could have a material adverse effect on the Company's business, results of operations and financial condition. The failure of the Company to manage growth, attract and retain personnel, profitably deliver services, or a significant interruption of the Company's ability to transmit data via satellite, could have a material adverse impact on the Company's ability to successfully maintain and develop its international operations and could have a material adverse effect on the Company's business, operating results and financial condition.

    The Company currently has significant operations in India and expects to establish additional offshore operations in other countries. Although wage costs in India are significantly lower than in the U.S. and elsewhere for comparably skilled IT consultants, wages in India are increasing at a faster rate than in the U.S. Changes in inflation, interest rates, taxation, regulation or other social, political, economic or diplomatic developments affecting India could have a material adverse effect on the Company's business, operating results and financial condition. In addition to India, the Company conducts business in Europe and Latin America.

FLUCTUATIONS IN THE GENERAL ECONOMY AFFECT DEMAND FOR IT SERVICES AND STAFFING SERVICES

    Demand for IT services and staffing services is significantly affected by the general level of economic activity. When economic activity increases, temporary employees are often added before full-time employees are hired. Similarly, as economic activity slows, many companies reduce their usage of IT services and temporary employees before undertaking layoffs of full-time employees. Further, in an economic downturn, the Company may face pricing pressure from its customers and increased competition from other IT services and staffing companies that could have a material adverse effect on the Company's business.

YEAR 2000 COMPLIANCE

         The Company uses software, computer systems and related technologies for internal management, accounting and reporting purposes and for revenue-generating activities. With respect to the Year 2000 issue, the Company has studied the scope and related costs of the modifications that will be required to ensure that the Company's computer-related systems--operating, accounting, reporting and administrative--will continue to meet its internal needs and the needs of its customers and suppliers. The Company is in the process of implementing a new integrated front and back office system that will replace its existing operating systems, which generally are not Year 2000 compliant. This new system, which is expected to be operational in 1999, will reduce the Year 2000 exposure related to its existing operating systems. The Company is also in the process of determining the extent to which its suppliers and customers are Year 2000 compliant and plans to finalize this determination by December 1998 and to develop and implement any necessary contingency plans by the first half of 1999.

         The cost of the new integrated information system is expected to total $35 to $40 million. The cost of the system is being capitalized. Costs to remediate systems are being expensed as incurred and such costs are not expected to be material. The Company does not anticipate any material disruption in its operations related to the Year 2000 issue.

         The costs of the Company's efforts related to the Year 2000 issue and the date by which the Company plans to complete these efforts are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. In the event that the Company or third parties upon which the Company is dependent are not Year 2000 compliant in a timely manner, the Year 2000 issue could have an adverse effect on the Company's operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal year 1997.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Metamor Worldwide's Common Stock is traded on the Nasdaq National Market under the symbol "MMWW." The following table sets forth the range of the low and high closing prices of the Common Stock as reported on the Nasdaq National Market for the last two fiscal years.

                                                    LOW              HIGH
                                                  --------          --------
     YEAR ENDED DECEMBER 31, 1997
      First Quarter............................   $19 5/16          $25 7/8
      Second Quarter...........................   $16 7/8           $27
      Third Quarter............................   $25 7/8           $32 5/8
      Fourth Quarter ..........................   $22 7/8           $34 3/4

     YEAR ENDED DECEMBER 31, 1996
      First Quarter............................   $15               $22 7/32
      Second Quarter...........................   $19 11/64         $32 11/64
      Third Quarter............................   $23 11/64         $31 21/64
      Fourth Quarter...........................   $19 7/8           $28 5/8

     There were 87 holders of record of Common Stock, one holder of record of Class B Non-Voting Common Stock and an estimated 7,500 beneficial owners as of March 20, 1998. The Company has not paid any cash dividends on its Common Stock or Class B Non-Voting Common Stock and does not anticipate doing so for the foreseeable future. The Company currently intends to retain any earnings to fund the expansion and development of its business. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, and such other factors as the Board of Directors deems relevant. In addition, the Company's Senior Credit Agreement generally limits the payment of cash dividends to 50% of its net income.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected historical consolidated financial data were derived from the Company's Consolidated Financial Statements, which have been audited by Ernst & Young LLP, independent auditors. The selected historical consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company included elsewhere herein. The pro forma consolidated financial data give effect to all businesses acquired by the Company through December 31, 1997, as if such acquisitions were consummated as of the beginning of the year. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated as of the beginning of the period or that might be attained in the future.

                                                                   Historical                              Pro Forma
                                         ---------------------------------------------------------------- -------------
                                         Inception
                                          (July 23,
                                            1993)                          Year Ended
                                           through                        December 31,                     Year Ended
                                         December 31,   ------------------------------------------------- December 31,
                                             1993         1994         1995        1996         1997          1997
                                         -------------  ----------  -----------  ----------  ------------ -------------
                                                           (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues from services                    $    3,093     $163,351    $ 344,548    $596,101   $ 1,008,059  $  1,054,640
Cost of services                               2,345      129,543      262,092     451,505       757,718       786,680
                                          ----------     --------    ---------    --------   -----------  ------------
Gross profit                                     748       33,808       82,456     144,596       250,341       267,960
Operating costs and expenses (1)               1,136       28,932       64,649     107,871       191,308       201,916
                                          ----------     --------    ---------    --------   -----------  ------------
Operating income (loss)                         (388)       4,876       17,807      36,725        59,033        66,044
Other income (expense) (2)                        (7)      (2,165)      (6,860)     (5,722)      (12,821)      (15,615)
                                          ----------     --------    ---------    --------   -----------  -------------
Income (loss) before income taxes               (395)       2,711       10,947      31,003        46,212        50,429
Provision (benefit) for income taxes            (142)       1,162        4,590      13,609        19,409        21,180
                                          ----------     --------    ---------    --------   -----------  ------------
Income (loss) before extraordinary loss         (253)       1,549        6,357      17,394        26,803        29,249
Extraordinary loss (3)                             -            -            -        (940)            -             -
                                          ----------     --------    ---------    --------   -----------  ------------
Net income (loss)                         $     (253)    $  1,549    $   6,357    $ 16,454   $    26,803  $     29,249
                                          ==========     ========    =========    ========   ===========  ============
Earnings (loss) per share:  (3), (4)
  Basic                                   $    (0.01)    $   0.07    $    0.31    $   0.55   $      0.83  $       0.91
                                          ==========     ========    =========    ========   ===========  ============
  Diluted                                 $    (0.01)    $   0.07    $    0.29    $   0.54   $      0.82  $       0.90
                                          ==========     ========    =========    ========   ===========  ============

                                                               Historical
                                    ------------------------------------------------------------------
                                                              December 31,
                                    ------------------------------------------------------------------
                                      1993          1994          1995          1996          1997
                                    ----------    ----------    ----------    ----------    ----------
                                                             (in thousands)
BALANCE SHEET DATA:
Working capital                       $   659      $  24,318     $  33,665     $ 94,315     $ 131,388
Total assets                            4,777         92,153       152,370      396,397       605,149
Long-term debt, net of current            369         50,028        43,315      107,839       246,883
  maturities
Stockholders' equity                    3,604         19,485        75,165      230,917       262,597

(1) Includes a restructuring and impairment charge of $7.0 million in 1997 related to the planned deployment of a new integrated front and back office information system in 1998.

(2) Includes a one-time charge of $1.4 million in 1996 for the write-down of the Company's physical therapy staffing business, a non-core business that was sold in January 1997.

(3) Extraordinary loss of $1.4 million ($0.9 million after income taxes) for the write-off of deferred loan costs of a revolving credit facility that was extinguished in November 1996. Earnings per share for 1996 include the extraordinary loss of $0.03 per share.

(4) Since inception, the Company has not declared or paid any cash dividends on its common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Selected Financial Data and the Company's Consolidated Financial Statements included elsewhere herein.

INTRODUCTION

     Since its inception in July 1993, the Company's growth has been the result of acquisitions of businesses in the information technology ("IT") services and staffing services industries, coupled with high internal growth. Through December 31, 1997, the Company had completed 35 acquisitions, including 20 in the IT Services Group and 12 in the Staffing Services Group. The Company has integrated these acquisitions into its two core businesses: the IT Services Group, which is comprised of Metamor Solutions and COMSYS Information Technology Services, and the Staffing Services Group, which operates under the name CORESTAFF Services. The remaining three acquisitions were of physical therapy staffing businesses, a non-core business that was sold in January 1997.

     The Company's IT Services Group accounted for 54.7% and 63.8% of the Company's pro forma consolidated revenues and gross profit, respectively, for the year ended December 31, 1997. The Staffing Services group accounted for 45.3% and 36.2% of the Company's pro forma consolidated revenues and gross profit, respectively, for the same period. Management believes that the IT sector generally offers greater growth opportunities, higher bill rates and higher gross margins than does traditional staffing services. Acquisitions in this sector were the focus of the Company's acquisition program in 1997, accounting for eight of the nine acquisitions.

     All acquisitions completed by the Company have been accounted for under the purchase method of accounting. Accordingly, the historical Consolidated Financial Statements of the Company include the operating results of the acquired businesses from the date of acquisition. Because the Company's historical consolidated operating results have been significantly affected by the number, timing and size of the acquisitions, pro forma financial data are provided herein for a more meaningful period-to-period comparison of the Company's operating results. The pro forma financial data have been prepared assuming all acquisitions completed through December 31, 1997 were consummated as of the beginning of the periods presented. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented or that might be attained in the future.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

                                    HISTORICAL                        PRO FORMA
                           ------------------------------  ---------------------------------
                              YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                           ------------------------------  ---------------------------------
                               1996            1997            1996             1997
                           --------------  --------------  -------------  ------------------
                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues from
  services:
   IT Services             $  258,581       $  530,364        $ 425,257      $  576,945
   Staffing Services          329,142          477,695          408,957         477,695
   Other                        8,378                -                -               -
                           ----------        ---------        ---------       ---------
Total                      $  596,101       $1,008,059        $ 834,214      $1,054,640

Gross profit:
   IT Services             $   72,669       $  153,408        $ 125,647      $  171,027
   Staffing Services           69,828           96,933           84,411          96,933
   Other                        2,099                -                -               -
                           ----------        ---------        ---------       ---------
      Total                $  144,596       $  250,341        $ 210,058      $  267,960

Operating income           $   36,725       $   59,033        $  58,750      $   66,044
Income before
  Extraordinary loss       $   17,394       $   26,803        $  21,685      $   29,249
Net income                 $   16,454       $   26,803        $  20,745      $   29,249

Earnings per share: (1)
   Basic                   $     0.55       $     0.83        $    0.69      $     0.91
   Diluted                 $     0.54       $     0.82        $    0.68      $     0.90


    (1) Earnings per share ("EPS") for 1996 include the effects of the extraordinary loss of $0.03 per share.

     COMPARISON OF HISTORICAL OPERATING RESULTS

     SUMMARY. Net income for 1997 increased 62.9% to $26.8 million compared with net income of $16.5 million for 1996. Included in the 1997 results is a pretax charge of $7.0 million, or $0.13 per share after tax, related to the planned deployment of a new integrated front and back office information system in 1998. Included in the 1996 results are the after-tax effects of two one-time charges totaling $2.3 million, or $0.08 per share, for (i) the write-down of $1.4 million ($0.05 per share after tax) of the Company's physical therapy staffing business, a non-core business that was sold in January 1997, and (ii) an extraordinary loss of $1.4 million ($0.9 million after income taxes, or $0.03 per share) related to the write-off of deferred loan costs of a $130 million credit facility that was extinguished in November 1996.

     Revenues for 1997 increased 69.1% to $1.0 billion, up from $596.1 million in 1996, and gross margin for 1997 was 24.8% compared with 24.3% in 1996. The expansion in gross margin reflects the shift in business mix toward higher-growth, higher-margin IT Services. The IT Services Group accounted for 52.6% and 61.3% of the Company's consolidated revenues and gross profit, respectively, up from 43.4% and 50.3%, respectively, in 1996.

     Operating income before the restructuring charge increased 79.7% to $66.0 million, up from $36.7 million in 1996. The operating margin for 1997 was 6.5% compared with 6.2% for 1996. The higher operating margin reflected the favorable business mix shift, partially offset by personnel additions and investments in infrastructure to grow and support the IT Services Group.

     IT SERVICES GROUP. Revenues and gross profit for 1997 were up 105.1% and 111.1%, respectively, over 1996. Gross margin for 1997 increased to 28.9% from 28.1% in 1996, primarily due to the growth of Metamor Solutions, the Group's IT solutions unit, which has higher internal growth rates and margins than COMSYS, the Group's IT staff augmentation unit. Metamor Solutions, which was formed in March 1997, accounted for 10.4% of the Group's 1997 revenues and 16.2% of its gross profit.

     STAFFING SERVICES GROUP. Revenues and gross profit for 1997 were up 45.1% and 38.8%, respectively, over 1996. Gross margin for 1997 was 20.3%, compared with 21.2% for 1996. The lower gross margin primarily related to a low-margin business that was acquired in January 1997.

     OPERATING COSTS AND EXPENSES. Selling, general and administrative ("SG&A") expenses for 1997 totaled $171.9 million (17.0% of revenues), compared with $100.3 million (16.8% of revenues) for 1996. The increase in SG&A expenses primarily related to (i) the effects of acquisitions, (ii) internal growth of the operating companies post-acquisition and (iii) higher expenses at the corporate level to support the growth of the Company.

     Substantially all of the SG&A expenses were incurred by the operating groups, which reflects the decentralized nature of the Company's operations. The front office activities (e.g. recruiting, marketing, account management, placement, etc.) and most of the accounting and administrative activities of the operating groups are performed at the subsidiary level. SG&A expenses at the corporate level totaled $8.5 million for 1997 compared with $6.4 million for 1996. Corporate SG&A expenses primarily related to salaries and benefits of personnel responsible for corporate activities, including its acquisition program, management and certain marketing, administrative and reporting responsibilities. The increase in corporate SG&A expenses reflects personnel additions necessary to accommodate the growth of the Company.

     Depreciation totaled $5.0 million and $2.9 million for 1997 and 1996, respectively. The increase in depreciation primarily related to the fixed assets of the businesses acquired and, to a lesser extent, depreciation on capital expenditures made post-acquisition. Amortization of $7.5 million and $4.6 million for 1997 and 1996, respectively, related to amortization of intangible assets (goodwill and non-compete agreements) of the acquired businesses.

     NON-OPERATING COSTS AND EXPENSES. Interest expense for 1997 totaled $12.6 million compared with $4.7 million for 1996. The increase in interest expense related to the higher level of borrowings outstanding during the year primarily as a result of the Company's acquisition program.

     PROVISION FOR INCOME TAXES. The provision for income taxes for 1997 was $19.4 million (an effective tax rate of 42.0%), compared with $13.6 million (an effective tax rate of 43.9%) for 1996. The higher effective tax rate in 1996 primarily related to effects of the write-down of the Company's physical therapy staffing business as virtually all of the $1.4 million write-down was not deductible for income tax purposes due to the Company's low tax basis in the goodwill of the business.

     NET INCOME. Due primarily to the factors described above, net income for 1997 was $26.8 million compared with $16.5 million for 1996. Net income as a percentage of revenues ("Net Income Margin") decreased to 2.7% for 1997, from 2.8% for 1996, primarily due to the effects of the $7.0 million restructuring and impairment charge.

     COMPARISON OF PRO FORMA OPERATING RESULTS

     SUMMARY. Pro forma operating results, which assume all acquisitions consummated through December 31, 1997, and the sale of the physical therapy staffing business in January 1997, occurred as of the beginning of the periods presented, demonstrate the high internal growth rate of the Company's business units during 1997. Pro forma revenues for 1997 were $1.1 billion, up 26.4% from $834.2 in 1996. Pro forma net income rose 41.0% to $29.2 million, from $20.7 million, for 1996.

     IT SERVICES GROUP. Pro forma revenues and gross profit for 1997 increased 35.7% and 36.1%, respectively, from 1996. These improvements reflect the continued strong demand for the Company's IT Services. Pro forma gross margin was 29.6%, up slightly from 29.5% in 1996. This improvement was primarily due to the higher internal growth rate of the higher-margin METAMOR Solutions unit. METAMOR's internal growth rate for 1997 was 64.5% compared with 32.0% for COMSYS.

     STAFFING SERVICES GROUP. Pro forma revenues and gross profit for 1997 increased 16.8% and 14.8%, respectively, from 1996. These improvements primarily related to the increase in revenues from the Company's large on-site Vendor-In-Partnership ("VIP") programs, including new programs that were added in 1997. Pro forma gross margin for 1997 was 20.3%, compared with 20.6% for 1996. The lower gross margin reflects the higher proportion of revenues from the VIP programs, which have lower gross margins, but higher operating leverage.

     OPERATING COSTS AND EXPENSES. Pro forma SG&A expenses for 1997 totaled $181.2 million (17.2% of pro forma revenues), compared with $138.7 million (16.6% of pro forma revenues) for 1996. The increase in SG&A expenses primarily related to the internal growth of the operating groups and higher expenses at the corporate level. The pro forma SG&A expenses reflect historical SG&A expenses at the corporate level and therefore do not include the pro forma effects of personnel additions made subsequent to the beginning of each period to accommodate the growth of the Company.

     Depreciation of $5.4 million and $4.0 million for 1997 and 1996, respectively, related primarily to the fixed assets of the acquired businesses. Amortization of $8.4 million and $8.5 million for 1997 and 1996, respectively, related to amortization of intangible assets (goodwill and non-compete agreements) of the acquired businesses.

     NON-OPERATING COSTS AND EXPENSES. Pro forma interest expense for 1997 totaled $15.4 million compared with $19.6 million for 1996. The decrease primarily related to repayments of indebtedness with proceeds from the May 1996 public stock offering and lower effective rates as a result of the convertible debt offering in August 1997.

     PROVISION FOR INCOME TAXES. The pro forma provision for income taxes for 1997 was $24.1 million (an effective tax rate of 42.0%), compared with $16.7 million (an effective tax rate of 43.5%) for 1996. The higher effective tax rate in 1996 related to effects of the write-down of the Company's physical therapy staffing business as virtually all of the $1.4 million write-down was not deductible for income tax purposes due to the Company's low tax basis in the goodwill of the business.

     NET INCOME. Due primarily to the factors described above, pro forma net income for 1997 was $29.2 million compared with $20.7 million for 1996. Pro forma Net Income Margin was 2.8% for 1997 compared with 2.5% for 1996.

     YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995


                                               HISTORICAL
                                    ---------------------------------
                                        YEAR ENDED DECEMBER 31,
                                    ---------------------------------
                                        1995               1996
                                    --------------     --------------
                                         (DOLLARS IN THOUSANDS,
                                       EXCEPT PER SHARE AMOUNTS)
Revenues from services:
   IT Services                         $  101,065         $  258,581
   Staffing Services                      233,823            329,142
   Other                                    9,660              8,378
                                          -------            -------
      Total                            $  344,548         $  596,101

Gross profit:
   IT Services                         $   28,079         $   72,669
   Staffing Services                       52,076             69,828
   Other                                    2,301              2,099
                                          -------            -------
      Total                            $   82,456         $  144,596

Operating income                       $   17,807         $   36,725
Income before
  extraordinary loss                   $    6,357         $   17,394
Net income                             $    6,357         $   16,454

Earnings per share: (1)
   Basic                               $     0.31         $     0.55
   Diluted                             $     0.29         $     0.54

------------
(1) EPS for 1996 are after the effects of the extraordinary loss of $0.03 per share.

     SUMMARY. Net income for 1996 increased 158.8% to $16.5 million compared with net income of $6.4 million for 1995. Included in the 1996 results are the after-tax effects of two one-time charges totaling $2.3 million, or $0.08 per share, for (i) the write-down of $1.4 million, or $0.05 per share, of the Company's physical therapy staffing business, a non-core business that was sold in January 1997, and (ii) an extraordinary loss of $1.4 million ($0.9 million after income taxes, or $0.03 per share) related to the write-off of deferred loan costs of a $130 million credit facility that was extinguished in November 1996.

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

     IT SERVICES GROUP. For 1996, the IT Services group accounted for 43.4% and 50.3% of the Company's consolidated revenues and gross profit, respectively, up from 29.3% and 34.1%, respectively, in 1995. Revenues and gross profit were up 155.9% and 158.8%, respectively, over 1995. These increases reflect the high internal growth rate of this group and the Company's focus on acquiring businesses in the IT sector. Gross margin for 1996 was 28.1%, or 30 BPS above that for 1995, primarily due to the acquisition of higher-margin IT Services businesses in the first half of 1996.

     STAFFING SERVICES GROUP. For 1996, the Staffing Services group accounted for 55.2% and 48.3% of the Company's consolidated revenues and gross profit, respectively, down from 67.9% and 63.2%, respectively, in 1995. Revenues and gross profit for 1996 were up 40.8% and 34.1%, respectively, over 1995. Gross margin for 1996 was 21.2%, or 110 BPS lower than 1995, primarily due to (i) the higher proportion of revenues being generated from the Company's VIP programs,
(ii) lower internal growth rates of the higher-margin businesses within the group, and (iii) acquisitions in 1996 of staffing services businesses having lower margins than the gross margin for the group in 1995. VIP programs have lower gross margins than the group's other staffing services business, but higher operating leverage.

     OPERATING COSTS AND EXPENSES. SG&A expenses for 1996 totaled $100.3 million (16.8% of revenues), compared with $60.4 million (17.5% of revenues) for 1995. The increase in SG&A expenses primarily related to (i) the effects of the acquisitions, (ii) internal growth of the operating companies post-acquisition and (iii) higher expenses at the corporate level. SG&A expenses as a percentage of revenues (the "SG&A Margin") for 1996 was 70 BPS lower than 1995 due to (i) higher operating leverage of the operating groups and (ii) lower corporate level overhead as a percentage of consolidated revenues.

     Substantially all of the SG&A expenses were incurred by the operating groups, which reflects the decentralized nature of the Company's operations. The front office activities (e.g. recruiting, marketing, account management, placement, etc.) and most of the accounting and administrative activities of the operating groups are performed at the subsidiary level. SG&A expenses at the corporate level totaled $6.4 million for 1996 compared with $3.9 million for 1995. Corporate SG&A expenses primarily related to salaries and benefits of personnel responsible for corporate activities, including its acquisition program, management and certain marketing, administrative and reporting responsibilities. The increase in corporate SG&A expenses reflects personnel additions necessary to accommodate the growth of the Company.

     Depreciation and amortization totaled $7.5 million and $4.2 million for 1996 and 1995, respectively. Depreciation totaled $2.9 million and $1.8 million for 1996 and 1995, respectively. The increase in depreciation primarily related to the fixed assets of the acquired businesses and, to a lesser extent, depreciation on capital expenditures made post-acquisition. Amortization of $4.6 million and $2.4 million for 1996 and 1995, respectively, related to amortization of intangible assets (goodwill and non-compete agreements) of the acquired businesses.

     NON-OPERATING COSTS AND EXPENSES. Interest expense for 1996 totaled $4.7 million compared with $7.0 million for 1995. The decrease primarily related to the repayments of indebtedness with proceeds from the IPO in November 1995 and from the second public offering in May 1996.

     PROVISION FOR INCOME TAXES. The provision for income taxes for 1996 was $13.6 million (an effective tax rate of 43.9%), compared with $4.6 million (an effective tax rate of 41.9%) for 1995. The higher effective tax rate in 1996 related to effects of the write-down of the Company's physical therapy staffing business and the increase in the non-deductible portion of business meals and entertainment. Virtually all of the $1.4 million write-down was not deductible for income tax purposes due to the Company's low tax basis in the goodwill of that business. The increase in the non-deductible portion of business meals and entertainment related to per diem expenses of IT consultants on out-of-town assignments.

     NET INCOME. Due primarily to the factors described above, net income for 1996 was $16.5 million compared with $6.4 million for 1995. The Net Income Margin increased to 2.8% for 1996, from 1.8% for 1995.

     YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

                                                  HISTORICAL
                                        -------------------------------
                                           YEAR ENDED DECEMBER 31,
                                        -------------------------------
                                            1994             1995
                                        -------------------------------
                                            (DOLLARS IN THOUSANDS,
                                          EXCEPT PER SHARE AMOUNTS)
Revenues from services:
   IT Services                         $    19,159          $   101,065
   Staffing Services                       135,551              233,823
   Other                                     8,641                9,660
                                       -----------         ------------
         Total                         $   163,351          $   344,548
Gross profit:
   IT Services                         $     5,021          $    28,079
   Staffing Services                        26,669               52,076
   Other                                     2,118                2,301
                                       -----------         ------------
         Total                         $    33,808          $    82,456

Operating income                       $     4,876          $    17,807

Net income                             $     1,549          $     6,357

Earnings per share:
   Basic                               $      0.07          $      0.31
   Diluted                             $      0.07          $      0.29

     SUMMARY. Revenues, gross profit and net income of the Company for 1995 increased 110.9% to $344.5 million, 143.9% to $82.5 million and 310.4% to $6.4 million, respectively, compared with 1994. This improvement was primarily due to the effects of acquisitions.

     IT SERVICES GROUP. Prior to 1996, the Company's IT Services Group consisted of two companies, COMSYS Technical Services, Inc. ("COMSYS"), which was acquired in August 1994 and Cutler-Williams, Incorporated ("Cutler"), which was acquired in June 1995. Revenues and gross profit for 1995 were $101.1 million and $28.1 million, respectively, compared with $19.2 million and $5.0 million, respectively, for 1994. This improvement was primarily due to the inclusion of
(i) a full year of operating results for 1995 from COMSYS and (ii) six months of operating results for 1995 from Cutler. The gross margin of this group increased to 27.8% for 1995 compared with 26.2% for 1994 primarily due to the higher gross margin of Cutler as compared with COMSYS.

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

     Depreciation of $1.8 million and $0.8 million for 1995 and 1994, respectively, related primarily to the fixed assets of the acquired businesses and, to a lesser extent, capital expenditures subsequent to the acquisition. Amortization of $2.4 million and $1.1 million for 1995 and 1994, respectively, related to amortization of intangible assets (goodwill and non-compete agreements) of the acquired businesses.

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

         During 1997 and 1996, the Company made cash payments for acquisitions of $107.5 million and $168.1 million, respectively. Capital expenditures totaled $35.2 million and $11.7 million for the years ended 1997 and 1996, respectively. The majority of these expenditures related to (i) the development of an integrated front and back office information system, which is expected to be operational in 1999, (ii) the roll-out of proprietary software to the staffing services branches, (iii) up-grading of computer hardware to facilitate the new integrated information system and new software tools and (iv) furniture, fixtures and equipment for new offices. The Company expects to fund the expenditures primarily with borrowings under its Senior Credit Agreement.

         The Company expects to incur additional capital expenditures of $15 million associated with the implementation of the integrated front and back office information system, which is expected to be operational in 1999. Implementation of this new system is expected to minimize the Year 2000 exposure related to its existing operating systems. The Company is currently in the process of evaluating its peripheral systems for Year 2000 compliance and expects to make modifications to those peripheral systems where necessary. The Company does not believe the expense of these modifications will be material.

         The Company had working capital of $131.4 million and $94.3 million at December 31, 1997 and 1996, respectively. The Company had cash and cash equivalents of $13.3 million and $6.5 million at December 31, 1997 and 1996, respectively. The Company's operating cash flows and working capital requirements are significantly affected by the timing of payroll and the receipt of payment from the customer. Generally, the Company pays the temporary employees of its Staffing Services Group weekly and the employees of its IT Services Group semi-monthly. Payments from customers are generally received within 30 to 65 days from the date of invoice. Cash flows provided by (used in) operating activities were $10.7 million and $(18.2) million for the years ended December 31, 1997 and 1996, respectively.

         On July 31, 1997, the Company amended its Senior Credit Agreement. Under terms of this agreement, the Company may borrow under its revolving credit facility the lesser of $350 million or 3.0 times Pro Forma Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization of all acquired businesses for the preceding twelve-month period). Borrowings under the facility bear interest, at the Company's option, at LIBOR or the bank's base rate, plus the applicable margin. A fee of 0.175% to 0.3% is payable on the unused portion of the commitment. The Senior Credit Agreement contains certain covenants which, among other things, limit total debt to 4.25 times Pro Forma Adjusted EBITDA, limit the payment of dividends and require the maintenance of certain financial ratios.

         As of December 31, 1997, the Company had outstanding borrowings under the Senior Credit Agreement of $57.2 million and remaining availability (after deducting outstanding letters of credit of $10.8 million) of $282.0 million. The weighted average interest rate of the Company's outstanding borrowings under the Senior Credit Agreement was 7.01% at December 31, 1997.

         Effective February 20, 1998, the Senior Credit Agreement was amended to allow the Company to borrow under its revolving credit facility the lesser of $350 million or 3.5 times Pro Forma Adjusted EBITDA. The total debt limit covenant was also raised to 5.25 times Pro Forma Adjusted EBITDA.

         On August 15, 1997, the Company sold $230 million of 2.94% convertible subordinated notes due 2004. The notes were issued at an original price of 83.991% of the principal amount at maturity. The notes are convertible into common stock of the Company at a conversion rate of 23.7397 shares per $1,000 note. The notes are redeemable by the Company, in whole or in part, after August 18, 2000, at a redemption price equal to the original price of the note plus accrued original issue discount. Net proceeds of approximately $187.8 million from the sale of the notes were used to repay a portion of the indebtedness under the Senior Credit Agreement. At December 31, 1997, the carrying value of the notes was $189.6 million.

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

         The Company's acquisition program will require significant additional capital resources. The Company intends to seek additional capital as necessary to fund such acquisitions through one or more funding sources that may include borrowings under the Senior Credit Agreement or the issuance of securities. Cash flows from operations, to the extent available, may also be used to fund acquisitions. Although management believes that the Company will be able to obtain sufficient capital to fund acquisitions, there can be no assurance that such capital will be available to the Company at the time it is required or on terms acceptable to the Company.

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


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

     None.


                                    PART III

     Items 10 (except for Executive Officers which is included in Part I of this Annual Report), 11, 12 and 13 of Part III are incorporated by reference from the Company's Proxy Statement for its 1998 Annual Meeting of the Stockholders, which is expected to be filed with the Commission no later than April 30, 1998.

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

         EXHIBIT
         NUMBER                       EXHIBIT DESCRIPTION
         -------                      -------------------
            3.1        -- First Amended and Restated Certificate of
                          Incorporation of the Registrant (incorporated by reference from exhibit number 4.1 to the Company's Registration Statement on Form S-8, file number 33-80325)
            3.2        -- Certificate of Amendment of the Certificate of
                          Incorporation of the Company (incorporated by reference from exhibit number 3.1 to the Company's Registration Statement on Form S-3, file number 333-31509)
            3.3*       -- Certificate of Amendment of the Certificate of
                          Incorporation of the Company
            3.4        -- Amended and Restated Bylaws of the Registrant
                          (incorporated by reference from exhibit
                          number 4.2 to the Company's Registration Statement on Form S-8, file number 33-80325)
           10.1        -- Amended and Restated Credit Agreement dated as of
                          July 31, 1998 (incorporated by reference from
                          exhibit number 10.1 to the Company's Quarterly
                          Report on Form 10-Q for the period ended
                          September 30, 1997)
           10.2        -- Form of Senior Executive Employment Agreement dated
                          as of July 1, 1997 (incorporated by reference from exhibit number 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997)
           10.3        -- Form of First Amendment to Option Agreement dated
                          as of July 1, 1997 (incorporated by reference from exhibit number 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997)
           10.4        -- Form of First Amendment to Restricted Stock Agreement
                          dated as of July 1, 1997 (incorporated by reference from exhibit number 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended
                          September 30, 1997)
           21.1*       -- Subsidiaries of the Registrant
           23.1*       -- Consent of Independent Auditors
           24.1        -- Power of Attorney (included on the signature pages
                          to this Annual Report)
           27.1*       -- Financial Data Schedule
-----------------------
*  Filed herewith

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of 1997.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----
 Report of Independent Auditors........................................  F-2

 Consolidated Balance Sheets as of December 31, 1996 and 1997..........  F-3

 Consolidated Statements of Operations for the Years Ended
     December 31, 1995, 1996 and 1997..................................  F-4

 Consolidated Statements of Stockholders' Equity for the
     Years Ended December 31, 1995, 1996 and 1997......................  F-5

 Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1995, 1996 and 1997..................................  F-6

 Notes to Consolidated Financial Statements............................  F-7

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Metamor Worldwide, Inc.


We have audited the accompanying consolidated balance sheets of Metamor Worldwide, Inc. (formerly CORESTAFF, Inc.) and subsidiaries (the "Company") as of December 31, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metamor Worldwide, Inc. and subsidiaries at December 31, 1996 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                           ERNST & YOUNG LLP


Houston, Texas
February 10, 1998
(except with respect to
Note 13 as to which the
date is March 19, 1998)

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                             DECEMBER 31,
                                                                                    ------------------------------
                                                                                         1996             1997
                                                                                    ---------------   ------------
                                       ASSETS

Current Assets:
   Cash and cash equivalents                                                        $       6,521     $     13,374
   Accounts receivable, net of allowance of $1,637 and $2,159                             126,302          189,924
   Prepaid expenses and other                                                              10,450           13,968
   Deferred income taxes                                                                    2,817            1,682
                                                                                    -------------     ------------
     Total current assets                                                                 146,090          218,948
Fixed Assets, net                                                                          16,503           46,841
Intangible Assets, net of accumulated amortization of $8,106
   and $15,765                                                                            231,475          331,096
Other Assets                                                                                2,329            8,264
                                                                                    -------------     ------------
Total Assets                                                                        $     396,397     $    605,149
                                                                                    =============     ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt                                             $         456     $        259
   Accounts payable                                                                        17,089           28,557
   Payroll and related taxes                                                               21,045           24,963
   Self-insurance reserve                                                                   2,374            2,300
   Amounts due sellers of acquired businesses                                               9,615           25,128
   Other                                                                                    1,196            6,353
                                                                                    -------------     ------------
     Total current liabilities                                                             51,775           87,560
Non-current Self-insurance Reserve                                                          2,279            2,564
Long-term Debt, net of current maturities                                                 107,839          246,883
Deferred Income Taxes and Other                                                             3,587            5,545
Commitments and Contingencies
Stockholders' Equity:
   Preferred stock, par value $.01; 5,000,000 shares authorized;
     none outstanding
   Common stock, par value $.01
     Common stock - 100,000,000 shares authorized, 31,944,657
       and 32,531,625 shares issued                                                           319              325
     Class B (non-voting) - 3,000,000 shares authorized, 707,232
       and 440,749 shares issued                                                                7                4
   Additional paid-in capital                                                             210,034          215,334
   Retained earnings                                                                       21,767           48,570
   Cumulative translation adjustment                                                            -             (550)
                                                                                    -------------     ------------
                                                                                          232,127          263,683
                                                                                    -------------     ------------
   Less - 684,000 shares of common stock held in treasury, at cost                           (188)            (188)
   Less - notes receivable from stockholders                                                 (787)            (787)
   Less - deferred compensation                                                              (235)            (111)
                                                                                    -------------     ------------
     Total stockholders' equity                                                           230,917          262,597
                                                                                    -------------     ------------
Total Liabilities and Stockholders' Equity                                          $     396,397     $    605,149
                                                                                    =============     ============

                 See notes to consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                              YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------------
                                                                      1995             1996              1997
                                                                -------------    -------------     ---------------
Revenues from Services                                          $     344,548    $     596,101     $     1,008,059
Cost of Services                                                      262,092          451,505             757,718
                                                                -------------    -------------     ---------------
Gross Profit                                                           82,456          144,596             250,341
Operating Costs and Expenses:
   Selling, general and administrative                                 60,434          100,349             171,870
   Restructuring and impairment charge                                      -                -               6,965
   Depreciation and amortization                                        4,215            7,522              12,473
                                                                -------------    -------------     ---------------
                                                                       64,649          107,871             191,308
                                                                -------------    -------------     ---------------
Operating Income                                                       17,807           36,725              59,033
Other Income (Expense):
   Interest expense                                                    (6,978)          (4,656)            (12,596)
   Write-down of business held for sale                                     -           (1,400)                  -
   Other, net                                                             118              334                (225)
                                                                -------------    -------------     ----------------
                                                                       (6,860)          (5,722)            (12,821)
                                                                -------------    -------------     ---------------
Income before Income Taxes and
   Extraordinary Loss                                                  10,947           31,003              46,212
Provision for Income Taxes                                              4,590           13,609              19,409
                                                                -------------    -------------     ---------------
Income Before Extraordinary Loss                                        6,357           17,394              26,803
Extraordinary Loss on Early Extinguishment of Debt, net
   of income tax benefit of $547                                            -             (940)                  -
                                                                -------------    -------------     ---------------
Net Income                                                      $       6,357    $      16,454     $        26,803
                                                                =============    =============     ===============
Earnings per Share:
   Basic--
     Before extraordinary loss                                  $        0.31    $        0.58      $         0.83
     Extraordinary loss                                                     -            (0.03)                  -
                                                                -------------    -------------      --------------
     Net income                                                 $        0.31     $       0.55      $         0.83
                                                                =============    =============      ==============
   Diluted--
     Before extraordinary loss                                  $        0.29     $       0.57      $         0.82
     Extraordinary loss                                                     -           (0.03)                  -
                                                                -------------    -------------      --------------
     Net income                                                 $        0.29     $       0.54      $         0.82
                                                                =============    =============      ==============

                 See notes to consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)


                                             COMMON STOCK     ADDITIONAL           CUMULATIVE
                                 PREFERRED ------------------  PAID-IN   RETAINED  TRANSLATION
                                  STOCK    COMMON   CLASS B    CAPITAL   EARNINGS  ADJUSTMENT
                                 --------- -------  --------- ---------- --------- -----------
Balance at December 31, 1994      $     2   $   75   $     7  $  18,433  $  1,296   $       -
Sale of preferred stock, net                                      2,047
Repurchase of 152,000 shares of
  common stock
Sale of 4,037,560 shares of
  common stock                                  40               59,417
Conversion of preferred stock into
  482,075 shares of common
  stock and 62,482
  shares of Class B common
  stock (non-voting)                   (1)       4                   (3)
Redemption of preferred stock          (1)                       (9,257)
Preferred stock dividends                                                  (2,173)
Net income                                                                  6,357
Three-for-two stock split
  (issuance of 5,603,809 and
  373,241 shares of common
  stock and Class B common
  stock (non-voting),
  respectively)                                 56         4                   (60)
                                 --------- -------  --------- ---------- --------- -----------
Balance at December 31, 1995            -      175        11     70,637     5,420           -
Sale of 3,395,696 shares of
  common stock                                   33             139,077
Issuance of 10,482 shares of
  restricted common stock, net                                      320
Repayment of stockholders' notes
Conversion of 648,235 shares of
  Class B common stock into
  common stock                                    6       (6)
Net income                                                                 16,454
Three-for-two stock split
  (issuance of 10,394,800 and
  235,744 shares of common
  stock and Class B common
  stock (non-voting),
  respectively)                                105         2                 (107)
                                 --------- -------  --------- ---------- --------- -----------
Balance at December 31, 1996            -      319         7    210,034    21,767           -
Issuance of 320,485 shares of
  common stock under employee
  stock option and stock
  purchase plans                                  3               5,300
Conversion of 266,483 shares of
  Class B common stock into
  shares of common stock                          3       (3)
Translation adjustments, net                                                             (550)
Amortization of deferred
  compensation
Net income                                                                 26,803
                                 --------- -------  --------- ---------- --------- -----------
Balance at December 31, 1997     $      -  $   325   $     4   $215,334   $48,570   $    (550)
                                 ========= =======  ========= ========== ========= ===========



                                                   NOTES                 TOTAL
                                                RECEIVABLE   DEFERRED    STOCK-
                                      TREASURY     FROM      COMPEN-    HOLDERS'
                                       STOCK    STOCKHOLDERS  SATION    EQUITY
                                      --------- ------------ --------- ----------
Balance at December 31, 1994          $   (188) $     (140)   $     -   $ 19,485
Sale of preferred stock, net                                               2,047
Repurchase of 152,000 shares of
  common stock                            (371)         40                  (331)
Sale of 4,037,560 shares of
  common stock                             371        (790)               59,038
Conversion of preferred stock into
  482,075 shares of common
  stock and 62,482
  shares of Class B common
  stock (non-voting)
Redemption of preferred stock                                             (9,258)
Preferred stock dividends                                                 (2,173)
Net income                                                                 6,357
Three-for-two stock split
  (issuance of 5,603,809 and
  373,241 shares of common
  stock and Class B common
  stock (non-voting),
  respectively)
                                      --------- ------------ --------- ----------
Balance at December 31, 1995              (188)       (890)         -     75,165
Sale of 3,395,696 shares of
  common stock                                                           139,110
Issuance of 10,482 shares of
  restricted common stock, net                                   (235)        85
Repayment of stockholders' notes                       103                   103
Conversion of 648,235 shares of
  Class B common stock into
  common stock
Net income                                                                16,454
Three-for-two stock split
  (issuance of 10,394,800 and
  235,744 shares of common
  stock and Class B common
  stock (non-voting),
  respectively)
                                      --------- ------------ --------- ----------
Balance at December 31, 1996              (188)       (787)      (235)   230,917
Issuance of 320,485 shares of
  common stock under employee
  stock option and stock
  purchase plans                                                           5,303
Conversion of 266,483 shares of
  Class B common stock into
  shares of common stock
Translation adjustments, net                                                (550)
Amortization of deferred
  compensation                                                    124        124
Net income                                                                26,803
                                      --------- ------------ --------- ----------
Balance at December 31, 1997           $  (188)  $    (787)  $   (111) $ 262,597
                                      ========= ============ ========= ==========

                 See notes to consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                 ----------------------------------------
                                                                                    1995          1996          1997
                                                                                 -----------  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $     6,357  $     16,454  $      26,803
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
      Depreciation and amortization                                                    4,215         7,522         12,473
      Amortization of debt costs and discount on convertible notes                       546           304          2,024
      Amortization of deferred compensation                                                -             -            124
      Deferred income tax provision (benefit)                                         (1,108)          673          1,724
      Self-insurance reserve                                                            (776)       (1,009)            33
      Write-down of business held for sale                                                 -         1,400              -
      Loss on extinguishment of debt                                                       -         1,487              -
      Restructuring and impairment charge                                                  -             -          6,965
      Provision for doubtful accounts                                                    476           641            467
      Other                                                                               69           (27)          (349)
      Changes in assets and liabilities net of effects of acquisitions:
       Accounts receivable                                                            (5,619)      (39,289)       (44,199)
       Prepaid expenses and other                                                       (607)       (5,223)        (3,227)
       Accounts payable                                                                1,433         2,706          3,701
       Accrued liabilities                                                             1,071        (3,800)         4,175
                                                                                 ------------ ------------  -------------
         Net cash provided by (used in) operating activities                           6,057       (18,161)        10,714
                                                                                 ------------ ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired                                  (39,733)     (168,058)      (107,499)
   Capital expenditures                                                               (3,005)      (11,735)       (35,218)
   Investment in affiliates                                                                -             -         (2,467)
   Proceeds from sale of assets                                                            -           116          2,500
   Other                                                                                (207)       (1,502)          (843)
                                                                                 -----------  ------------  --------------
         Net cash used in investing activities                                       (42,945)     (181,179)      (143,527)
                                                                                 -----------  ------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of long-term debt                                       84,684       252,538        354,662
   Proceeds from issuance of convertible subordinated notes                                -             -        187,790
   Payments on long-term debt                                                        (97,665)     (189,878)      (408,089)
   Net proceeds from sale of preferred stock                                           2,047             -              -
   Net proceeds from sale of common stock                                             59,038       139,110          5,303
   Repurchase of common stock                                                           (331)            -              -
   Redemption of preferred stock                                                      (9,258)            -              -
   Payment of dividends on preferred stock                                            (2,173)            -              -
                                                                                 -----------  ------------  -------------
         Net cash provided by financing activities                                    36,342       201,770        139,666
                                                                                 -----------  ------------  -------------
Net increase (decrease) in cash and cash equivalents                                    (546)        2,430          6,853
Cash and cash equivalents at beginning of year                                         4,637         4,091          6,521
                                                                                 -----------  ------------  -------------
Cash and cash equivalents at end of year                                          $    4,091   $     6,521   $     13,374
                                                                                  ==========   ===========   ============
Cash paid during the year for:
   Interest, net of capitalized amounts                                           $    6,518   $     4,002   $      7,846
   Income taxes                                                                   $    5,717   $    11,313   $     19,795

                 See notes to consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Metamor Worldwide, Inc. (formerly CORESTAFF, Inc.), and its majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

   Cash and Cash Equivalents

     All short-term investments with an original maturity of 90 days or less are considered cash equivalents.

   Fixed Assets

     Fixed assets are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Amortization of leasehold improvements is computed on a straight-line basis over the useful life of the asset or lease term, whichever is shorter. Accumulated depreciation and amortization was $5.5 million and $10.2 million at December 31, 1996 and 1997, respectively. The Company believes all fixed assets are fully realizable as of December 31, 1997.

   Intangible Assets

     Intangible assets primarily consist of goodwill associated with the acquired businesses. Goodwill is amortized on a straight-line basis over 40 years. Other intangible assets consist of non-compete agreements, which are amortized over the term of the agreement. In the event that facts and circumstances indicate intangible or other long-lived assets may be impaired, the Company evaluates the recoverability of such assets. The estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is necessary. The Company believes all intangible assets are fully realizable as of December 31, 1997.

   Revenue Recognition

     Revenues are recorded at the time services are performed, except for fixed price contracts for which revenues are recognized under the percentage-of-completion method. Estimated losses on fixed price contracts are recorded in the period the losses are determinable.

   Income Taxes

     The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


   Foreign Currency Translation

     The Company's foreign subsidiaries use the local currency as their functional currency. Financial statements of these subsidiaries are translated into U. S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses and cash flows. The impact of currency fluctuations are recorded as a separate component of stockholders' equity.

   Self-Insurance

     The Company self-insures most of its workers' compensation exposure. Consulting actuaries are used by the Company to assist in the determination of its liability, which is calculated using a claims-incurred method.

   Earnings per Share

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude the dilutive effects of stock options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts have been restated to conform to FAS 128. The disclosures required by FAS 128 are set forth in Note 6.

   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Stock Options

     The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25") in accounting for its employee stock options. The pro forma disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which established a fair-value based method of accounting for stock-based compensation plans, are set forth in Note 7.

   Reclassifications

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the current year presentation.

   New Accounting Pronouncements

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes rules for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt FAS 130 in 1998.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for reporting information about operating segments. It also establishes standards for disclosures regarding products and services, geographic area and major customers. FAS 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt FAS 131 in 1998.

2.   ACQUISITIONS

     Summary information of the businesses acquired by the Company through December 31, 1997, including a brief description of the material acquisitions, follow. All acquisitions made by the Company have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included in the Company's consolidated results of operations from the date of acquisition.

                                                                         YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------
                                                                     1995         1996          1997
                                                                  -----------  -----------  -----------
Acquisitions completed:

   Information Technology ("IT") Services - -
     IT Staff Augmentation                                                  1           10            4
     IT Solutions                                                           -            -            4
   Staffing Services                                                        4            4            1
   Other                                                                    1            -            -
                                                                  -----------  -----------  -----------
     Total                                                                  6           14            9
                                                                  ===========  ===========  ===========

Purchase consideration (in thousands):
   Cash paid                                                      $    40,304  $   174,393  $    99,439
   Amounts due sellers of acquired businesses                               -        9,615       25,128
   Liabilities assumed                                                 15,093       16,067       13,456
                                                                  -----------  -----------  -----------
   Fair value of assets acquired (including intangibles)          $    55,397  $   200,075  $   138,023
                                                                  ===========  ===========  ===========

     In June 1995, the Company acquired Cutler-Williams Incorporated, a Texas-based IT services business, for $28.3 million in cash.

     In January 1996, the Company acquired Datronics Management, Inc., a New York-based IT services business, and its United Kingdom affiliate, Datronics U.K. Limited, for $19.2 million in cash. In April 1996, the Company acquired Regal Data Systems, Inc., a New Jersey-based IT services business, for $22.2 million in cash and a note payable for $0.1 million. In June 1996, the Company acquired Data Aid, Inc., an Alabama-based IT services business, for $23.2 million in cash. In September 1996, the Company acquired On-Line Resources, Inc., a Florida-based IT services business, for $17.9 million in cash. In October 1996, the Company acquired substantially all of the assets of Transworld Services Group, Inc., a Florida-based staffing services business, for $19.5 million in cash. In December 1996, the Company acquired substantially all of the assets of Telos Consulting Services, a California-based IT services business, for $31.4 million in cash.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     In March 1997, the Company acquired Metamor Technologies, Ltd., an Illinois-based IT solutions business, for $16.1 million in cash. In April 1997, the Company acquired Business Management Data, Inc., a California-based IT solutions business, and its India-based affiliate, Sriven Computer Solutions (PVT.), Ltd., for $20.0 million in cash. In June 1997, the Company acquired Millennium Computer Corp., a New York-based IT solutions business, and its affiliate, CompuCorps Resources, Inc., a New York-based IT staff augmentation business, for $19.5 million in cash.

     In certain transactions, the sellers are also entitled to contingent consideration ("Earnouts") based on the increase in earnings before interest and taxes ("EBIT"), as defined. As of December 31, 1997, the Company had accrued $25.1 million for Earnouts that are payable based on the increase in EBIT for 1997. Earnouts based on future increases in EBIT are capped at $45.8 million. The payment of any contingent consideration will increase the amount of goodwill related to the acquisition.

     In January 1997, the Company sold its non-core physical therapy staffing business, which accounted for less than two percent of the Company's 1996 consolidated revenues and operating income. A loss of $1.4 million on the sale was recognized in the fourth quarter of 1996.

     The following unaudited results of operations have been prepared assuming all acquisitions consummated on or before December 31, 1997 had occurred as of the beginning of the periods presented. These results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented:

                                                             YEAR ENDED DECEMBER 31,
                                                       -------------------------------------
                                                            1996                 1997
                                                       ----------------     ----------------
                                                                  (in thousands,
                                                            except per share amounts)
   Revenues from services                              $       834,214      $    1,054,640
   Income before extraordinary loss                    $        21,685      $       29,249
   Net income                                          $        20,745      $       29,249
   Earnings per share:
      Basic--
        Income before extraordinary loss                $         0.72      $         0.91
        Extraordinary loss                                       (0.03)                  -
                                                        --------------      --------------
        Net income                                      $         0.69       $        0.91
                                                        ==============      ==============
      Diluted--
        Income before extraordinary loss                $         0.71       $        0.90
        Extraordinary loss                                       (0.03)                  -
                                                        --------------      --------------
        Net income                                      $         0.68       $        0.90
                                                        ==============      ==============

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3.   LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                        DECEMBER 31,
                                                             -------------------------------
                                                                 1996               1997
                                                             --------------     ------------
                                                                      (in thousands)
    Borrowings under Senior Credit Agreement, interest
       at bank's base rate or London Interbank Offered
       Rate ("LIBOR") plus 0.125% to 1.25%, depending
       on the leverage ratio (weighted rate of 7.01% at
       December 31, 1997), due July 2002                     $     107,500      $     57,200
                                                             -
    2.94% convertible subordinated notes, $230 million
       face amount, due August 2004                                      -           189,621
    Other                                                              795               321
                                                             -------------     -------------
                                                                   108,295           247,142
    Less current maturities                                            456               259
                                                             -------------     -------------
                                                             $     107,839      $    246,883
                                                             =============     =============

     Under terms of the Senior Credit Agreement (the "Agreement"), the Company can borrow under a revolving credit facility up to the lesser of $350 million or
3.0 times Pro Forma Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization of all acquired businesses for the preceding twelve-month period). The Company may request that the commitment be raised to $400 million.

     The Agreement contains certain covenants which, among other things, limit total debt to 4.25 times Pro Forma Adjusted EBITDA, limit the payment of dividends and require the maintenance of certain financial ratios. The Agreement is secured by a pledge of stock of the Company's material subsidiaries. A fee of 0.175% to 0.3% is payable on the unused portion of the commitment. As of December 31, 1997, the Company had remaining availability (after deducting outstanding letters of credit of $10.8 million) of $282.0 million.

     In 1996, the Company recorded an extraordinary loss of $1.4 million ($0.9 million after income taxes, or $0.03 per share) in connection with the early extinguishment of its $130 million revolving credit facility. This loss related to the write-off of the deferred loan costs of this facility.

     On August 15, 1997, the Company sold $230 million of 2.94% convertible subordinated notes due 2004. The notes were issued at an original price of 83.991% of the principal amount at maturity. The notes are convertible into common stock of the Company at a conversion rate of 23.7397 shares per $1,000 note. The notes are redeemable by the Company, in whole or in part, after August 18, 2000, at a redemption price equal to the original price of the note plus accrued original issue discount.

     On June 24, 1997, the Company entered into a three-year interest rate swap agreement to reduce a portion of its interest rate exposure on borrowings under the Agreement. Under terms of the agreement, the Company pays the counterparty 6.05% on notional principal of $25.0 million and receives from the counterparty interest at a variable rate based on LIBOR. The interest rate differential over the term of the agreement is included in interest expense.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.   INCOME TAXES

     The provision for income taxes consisted of the following:

                                                                            YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------
                                                                      1995            1996           1997
                                                                   ----------      ----------     ----------
                                                                                (in thousands)
          Current:
             Federal                                               $    5,098      $   11,626     $   15,703
             State                                                        600           1,310          1,982
                                                                   ----------      ----------     ----------
                                                                        5,698          12,936         17,685
                                                                   ----------      ----------     ----------
          Deferred:
             Federal                                                     (967)            788          1,616
             State                                                       (141)           (115)           108
                                                                   ----------      ----------     ----------
                                                                       (1,108)            673          1,724
                                                                   ----------      ----------     ----------
                                                                   $    4,590      $   13,609     $   19,409
                                                                   ==========      ==========     ==========

     The differences between income taxes computed at the federal statutory income tax rate and the provision for income taxes are as follows:


                                                                            YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------
                                                                      1995            1996           1997
                                                                   ----------      ----------       ----------
                                                                                (in thousands)

          Income taxes computed at federal statutory
             income tax rate                                       $     3,731      $   10,850      $    16,174
          State income taxes, net of federal benefit                       498           1,282            1,863
          Non-deductible portion of business meals,
             entertainment and other                                       184             669            1,432
          Amortization of nondeductible goodwill                           177             436              709
          Other                                                              -             372             (769)
                                                                   -----------      ----------      ------------
          Provision for income taxes                               $     4,590      $   13,609      $    19,409
                                                                   ===========      ==========      ===========

     The net current and noncurrent components of deferred income taxes reflected in the consolidated balance sheets are as follows:

                                                         DECEMBER 31,
                                                 -----------------------------
                                                    1996             1997
                                                 ------------     ------------
                                                        (in thousands)

          Net current assets                     $     2,817      $     1,682
          Net noncurrent liabilities                  (3,417)          (5,322)
                                                 ------------     ------------
          Net asset (liability)                  $      (600)     $    (3,640)
                                                 ============     ============

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Deferred tax assets and liabilities were comprised of the following:

                                                                  DECEMBER 31,
                                                          --------------------------
                                                             1996              1997
                                                          ---------       ----------
                                                                 (in thousands)
  Deferred tax assets:
     Self-insurance  reserve                              $   2,008        $   1,996
     Non-compete agreements                                     713              711
     Bad debt allowances                                        567              637
     Vacation pay                                               426              871
     Restructuring and impairment charge                          -            2,605
     Other                                                      264              389
                                                          ---------         --------
        Total deferred tax assets                             3,978            7,209
                                                          ---------         --------
  Deferred tax liabilities:
     Goodwill                                                (2,658)          (6,163)
     Excess financial over tax basis of acquisitions         (1,621)          (1,916)
     Mark to market adjustment                                    -           (2,152)
     Other                                                     (299)            (618)
                                                          ---------         --------
        Total deferred tax liabilities                       (4,578)         (10,849)
                                                          ---------        ---------
  Net deferred tax liability                              $    (600)       $  (3,640)
                                                          =========        =========

5.   STOCKHOLDERS' EQUITY

     In May 1996, the Company completed a public offering of 8,355,900 shares (4,950,000 shares sold by the Company and the remainder by certain selling stockholders) at $29.17 per share. Net proceeds to the Company were approximately $137.5 million, of which $111.5 million were used to repay borrowings under the Senior Credit Agreement.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                1995           1996           1997
                                                             ------------   ------------   ------------
Numerator:
   Net income                                                $    6,357     $    16,454    $    26,803
   Preferred stock dividends                                       (658)              -              -
                                                              ---------      ----------     ----------
   Numerator for basic and diluted earnings per share -
     income available to common stockholders                 $    5,699     $    16,454    $    26,803
                                                             ==========     ===========    ===========

Denominator:
   Denominator for basic earning per share   -
     weighted-average shares                                     18,552          29,853         32,104
   Effect of dilutive securities:
     Stock options                                                  119             512            504
     Preferred stock conversion                                   1,044               -              -
                                                              ---------      ----------     ----------
   Dilutive potential common shares                               1,163             512            504
   Denominator  for diluted  earnings per share - adjusted
     weighted-average shares and assumed conversions
                                                                 19,715          30,365         32,608
                                                              =========      ==========     ==========
Basic earnings per share                                      $    0.31      $     0.55     $     0.83
                                                              =========      ==========     ==========
Diluted earnings per share                                    $    0.29      $     0.54     $     0.82
                                                              =========     ===========     ==========

     Options to purchase 523,550 and 558,800 shares of common stock were outstanding for the years ended December 31, 1996 and 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. The effects of the conversion of the 2.94% convertible subordinated notes were antidilutive. For additional disclosures regarding the 2.94% convertible subordinated notes and stock options, see Notes 3 and 7.

7.   STOCK PLANS

     Long-Term Incentive Plan. The Company's 1995 Long-Term Incentive Plan (the "Plan") provides for the issuance of stock options, stock appreciation rights, restricted stock, performance share awards, stock value equivalent awards and cash awards. All full time employees and directors of the Company or its affiliates are eligible to participate. An aggregate of 3.8 million shares of common stock has been reserved for issuance under the Plan. Generally, options granted have ten-year terms and generally vest over three to five years. Stock options issued under the Plan can be either incentive stock options or non-qualified stock options. The exercise price of an incentive stock option will not be less than the fair market value of the common stock on the date the option is granted.

     The Company applies APB 25 in accounting for the Plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan. Pro forma information regarding net income and earnings per common share is required by FAS 123 as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

("Black-Scholes") model with the following weighted average assumptions for 1995, 1996 and 1997, respectively: (i) risk-fee interest rates of 5.81%, 6.12%, and 6.00%, (ii) a dividend yield of 0.0%, (iii) volatility factors of the expected market price of the Company's common stock of 27.5% and (iv) a weighted average expected life of 3 years, 3.75 years, and 5 years.

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

     For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period of the stock options. Had compensation for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of FAS 123, the Company's net income and earnings per common share would have been adjusted to the pro forma amounts indicated below:

                                                                  YEAR ENDED DECEMBER 31,
                                                 1995                       1996                       1997
                                       --------------------------  ------------------------   ------------------------
                                            AS             PRO        AS             PRO         AS             PRO
                                         REPORTED         FORMA    REPORTED         FORMA      REPORTED         FORMA
                                       ------------    ----------  ----------    ----------   ----------    ----------
                                                          (in thousands, except per share amounts)

Income before extraordinary loss         $    6,357    $   6,297    $  17,394    $   16,373    $26,803      $  25,152
Net income                               $    6,357    $   6,297    $  16,454    $   15,433    $26,803      $  25,152
Earnings per share:
   Basic--
     Income before extraordinary loss    $     0.31    $    0.30    $    0.58    $     0.55    $  0.83      $    0.78
     Net income                          $     0.31    $    0.30    $    0.55    $     0.52    $  0.83      $    0.78
   Diluted--
     Income before extraordinary loss    $     0.29    $    0.29    $    0.57    $     0.54    $  0.82      $    0.77
     Net income                          $     0.29    $    0.29    $    0.54    $     0.51    $  0.82      $    0.77

     During 1996 and 1997, the Company issued non-qualified stock options under the Plan, which had exercise prices equal to the fair market value of the common stock at the date of grant. A summary of the Company's stock option activity and related information follows:

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)





                                                                 YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------------------------
                                               1995                       1996                       1997
                                       ------------------------  ------------------------   -----------------------
                                                    WEIGHTED                    WEIGHTED                   WEIGHTED
                                                     AVERAGE                    AVERAGE                     AVERAGE
                                                    EXERCISE                    EXERCISE                   EXERCISE
                                       OPTIONS        PRICE        OPTIONS       PRICE        OPTIONS        PRICE
                                       ------------------------  ------------------------   -----------------------
                                                         (in thousands, except per share amounts)
  Outstanding - beginning of
    year                                       -     $      -         1,189     $    7.12        2,312      $  16.83
    Granted                                1,215          7.09        1,514         24.11          636         21.01
    Exercised                                (23)         4.98          (77)         7.10         (217)         8.44
    Forfeited                                 (3)         7.56         (314)        17.60         (298)        16.39
                                       ---------                  ---------                  ---------
 Outstanding - end of year                 1,189     $    7.12        2,312     $   16.83        2,433      $  18.63
                                       =========                  =========                  =========

  Options exercisable at year-end             94                        374                        768
 Weighted average fair value of
 options granted during the year       $    1.86                  $    8.15                  $    7.55

     The following summarizes information related to stock options outstanding at December 31, 1997:

                                     OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                          -------------------------------------------      -------------------------
                                                           WEIGHTED
                                             WEIGHTED       AVERAGE                       WEIGHTED
      RANGE OF                               AVERAGE      REMAINING                       AVERAGE
      EXERCISE                               EXERCISE     CONTRACTUAL                     EXERCISE
       PRICES               OPTIONS           PRICE         LIFE            OPTIONS         PRICE
 ---------------          ----------        ---------     -----------       -------       ----------
                              (in thousands, except per share amounts)
   $   4.98 - $11.44             680         $   6.97       7.8 years            445        $   6.91
      17.00 -  23.50           1,128            20.30       8.8                  173           20.31
      24.38 -  26.75             118            25.32       8.9                   14           25.73
      26.81 -  30.50             507            28.98       8.6                  136           29.03
                           ---------                                          ------
   $   4.98 - $30.50           2,433         $  18.63       8.5                  768        $  14.20
                           =========                                          ======


     Employee Stock Purchase Plan. The Company has an employee stock purchase plan whereby eligible employees may purchase shares of the Company's common stock at a price equal to 85% of the lower of the closing market price on the first or last trading day of a quarter. A total of 450,000 shares of common stock have been reserved for issuance under the plan. Employees purchased 33,312 shares in 1996 and 91,247 shares in 1997 for aggregate proceeds to the Company of $0.7 million and $1.7 million, respectively.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8.   COMMITMENTS AND CONTINGENCIES

     The Company leases various office space and equipment under noncancelable operating leases. Rent expense was $3,335,158, $5,754,752 and $10,206,406 for 1995, 1996 and 1997, respectively. The related future minimum lease payments as of December 31, 1997 are as follows (in thousands):


                   1998                               $    8,403
                   1999                                    7,718
                   2000                                    6,544
                   2001                                    4,217
                   2002                                    2,226
                   Thereafter                              1,141
                                                      ----------
                                                      $   30,249

     Certain of the Company's executives are covered by employment agreements covering, among other things, base compensation, incentive-bonus determinations and payments in the event of termination or change in control of the Company.

     Under terms of certain acquisitions, the Company is required to make additional payments to sellers generally to the extent future earnings, as defined, exceed certain stipulated levels. The provisions of these contingent payments are described in Notes 2 and 13.

     The Company is a defendant in various lawsuits and claims arising in the normal course of business. Management believes it has valid defenses in these cases and is defending them vigorously. While the results of litigation cannot be predicted with certainty, management believes the final outcome of such litigation will not have a material effect on the Company.

9.   RELATED PARTY TRANSACTIONS

     In connection with the issuances of common stock to certain key employees, the Company received notes as consideration. These notes, which total $0.8 million, are secured by the common stock, bear interest at 8% per year and are due on demand.

     The CEO of the Company owns a minority interest in a firm that provided investment banking services on certain acquisitions or acquisition targets. Fees for services rendered were based on rates stipulated in an agreement, which in the opinion of management, are equivalent to rates charged by unrelated investment banking firms. Fees paid to this firm during 1995, 1996 and 1997 were approximately $31,000, $129,000 and $2,000, respectively. The CEO also owns a 50 percent interest in a firm that provided certain charter aircraft services to the Company. Fees for these services totaled $55,143 in 1996 and $119,979 in 1997. In the opinion of management, these fees are based on rates that are comparable to those charged by third parties.

10.  RESTRUCTURING AND IMPAIRMENT CHARGE

     The Company recorded a pre-tax charge of $7.0 million ($0.13 per share after tax) related to the planned deployment of a new integrated information system in 1998. The deployment is expected to begin in the second quarter of 1998 and the system should be operational across the Company's branch network in 1999.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11.  CREDIT RISK

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

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company has determined, based on available market information and appropriate valuation methodologies, that the fair value of its financial instruments approximates carrying value. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments. The carrying value of borrowings under its Senior Credit Agreement approximates fair value because the interest rates under the agreement are variable, based on current market.

     Financial instruments for which the carrying value does not approximate fair value at December 31, 1997 follow (in thousands):

                                           Carrying Value         Fair Value
                                         -----------------    -----------------
2.94% convertible subordinated notes       $  189,621             $   186,300
Swap agreement                             $        -             $       332

     The fair value of the 2.94% convertible subordinated notes is based on its publicly traded quote as of December 31, 1997 and the fair value of the swap agreement was based on a quote from the financial intermediary that executed the swap agreement.

13.   SUBSEQUENT EVENTS

     In January 1998, the Company acquired four IT Services businesses for $58.3 million in cash. On March 10, 1998, the Company acquired an IT Services business for $11.5 million in cash. The sellers are also entitled to contingent consideration of up to $77.0 million based on increases in EBIT for future years. The payment of any contingent consideration will increase the amount of goodwill related to the acquisition.

     Effective February 20, 1998, the Senior Credit Agreement was amended to allow the Company to borrow under its revolving credit facility the lessor of $350 million or 3.5 times Pro Forma Adjusted EBITDA. The Company's total debt limit was also raised from 4.25 to 5.25 times Pro Forma EBITDA.

     At a special meeting held on March 19, 1998, the stockholders of the Company approved the change in the name of the Company to Metamor Worldwide, Inc.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Unaudited summarized financial data by quarter for 1996 and 1997 follow (in thousands, except per share amounts):

                                                                             QUARTER ENDED
                                                    --------------------------------------------------------------
                         1996                          MAR. 31          JUNE 30         SEPT. 30         DEC. 31
        ----------------------------------------    -------------    -------------    ------------    ------------
      Revenues                                      $     103,386    $     134,159    $    163,184    $    195,272
      Operating income                                      5,826            8,360          10,232          12,307
      Income before extraordinary loss                      2,669            4,038           5,669           5,018
      Net income                                            2,669            4,038           5,669           4,078
       Earnings per share:
        Basic--
          Income before extraordinary loss           $       0.10    $        0.14    $       0.18   $        0.16
         Extraordinary loss                                     -                -               -           (0.03)
                                                    -------------    -------------    ------------    ------------
         Net income                                 $        0.10    $        0.14    $       0.18    $       0.13
                                                    =============    =============    ============    ============
        Diluted--
         Income before extraordinary loss           $        0.10    $        0.14    $       0.18    $       0.15
         Extraordinary loss                                     -                -               -           (0.03)
                                                    -------------    -------------    ------------    ------------
         Net income                                 $        0.10    $        0.14    $       0.18    $       0.12
                                                    =============    =============    ============    ============

                         1997
      ----------------------------------------
      Revenues                                      $     216,948    $     241,351    $    268,521    $     281,239
      Operating income                                     12,221           15,777          18,496           19,504
      Net income                                            5,755            7,407           8,534            5,106
      Earnings per share:
        Basic                                       $        0.18    $        0.23    $       0.27    $        0.15
                                                    =============    =============    ============    =============
        Diluted                                     $        0.18    $        0.23    $       0.26    $        0.15
                                                    =============    =============    ============    =============

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  METAMOR WORLDWIDE, INC.
                                  (Registrant)

                                  By:   /s/ MICHAEL T. WILLIS
                                     --------------------------------------
                                      Michael T. Willis
                                      Chief Executive Officer and President
                                      March 25, 1998

     The undersigned directors and officers of Metamor Worldwide, Inc. hereby constitute and appoint Michael T. Willis, Edward L. Pierce and Peter T. Dameris, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact and agents, for him and in his name, place, and stead, in any and all capacities, to sign on his behalf any and all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Commission granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully as to all intents and purposes as he or she might or could do in person, and hereby ratify and confirm that all such attorneys-in-fact or agents, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ MICHAEL T. WILLIS                     /s/ DONALD J. EDWARDS
---------------------------------------   ----------------------------------
Michael T. Willis                         Donald J. Edwards
Chairman of the Board, Chief Executive    Director
Officer and President (Principal          March 25, 1998
Executive Officer)
March 25, 1998                            /s/ CHARLES R. SCHNEIDER
                                          ----------------------------------
/s/ EDWARD L. PIERCE                      Charles R. Schneider
---------------------------------------   Director
Edward L. Pierce                          March 25, 1998
Senior Vice President, Chief Financial
Officer and Assistant Secretary           /s/ BRUCE V. RAUNER
(Principal Financial and Accounting       ----------------------------------
Officer)                                  Bruce V. Rauner
March 25, 1998                            Director
                                          March 25, 1998
/s/ AUSTIN P. YOUNG
---------------------------------------   /s/ JOHN T. TURNER
Austin P. Young                           ----------------------------------
Director and Executive Vice President     John T. Turner
March 25, 1998                            Director
                                          March 25, 1998
/s/ NUALA M. BECK
---------------------------------------   /s/ MICHAEL T. REDDY
Nuala M. Beck                             ----------------------------------
Director                                  Michael T. Reddy
March 25, 1998                            Director
                                          March 25, 1998
/s/ CHARLES H. COTROS
---------------------------------------
Charles H. Cotros
Director
March 25, 1998

                                INDEX TO EXHIBITS


         EXHIBIT
         NUMBER                       EXHIBIT DESCRIPTION
         -------                      -------------------
            3.1        -- First Amended and Restated Certificate of
                          Incorporation of the Registrant (incorporated by reference from exhibit number 4.1 to the Company's Registration Statement on Form S-8, file number 33-80325)
            3.2        -- Certificate of Amendment of the Certificate of
                          Incorporation of the Company (incorporated by reference from exhibit number 3.1 to the Company's Registration Statement on Form S-3, file number 333-31509)
            3.3*       -- Certificate of Amendment of the Certificate of
                          Incorporation of the Company
            3.4        -- Amended and Restated Bylaws of the Registrant
                          (incorporated by reference from exhibit
                          number 4.2 to the Company's Registration Statement on Form S-8, file number 33-80325)
           10.1        -- Amended and Restated Credit Agreement dated as of
                          July 31, 1998 (incorporated by reference from
                          exhibit number 10.1 to the Company's Quarterly
                          Report on Form 10-Q for the period ended
                          September 30, 1997)
           10.2        -- Form of Senior Executive Employment Agreement dated
                          as of July 1, 1997 (incorporated by reference from exhibit number 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997)
           10.3        -- Form of First Amendment to Option Agreement dated
                          as of July 1, 1997 (incorporated by reference from exhibit number 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997)
           10.4        -- Form of First Amendment to Restricted Stock Agreement
                          dated as of July 1, 1997 (incorporated by reference from exhibit number 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended
                          September 30, 1997)
           21.1*       -- Subsidiaries of the Registrant
           23.1*       -- Consent of Independent Auditors
           24.1        -- Power of Attorney (included on the signature pages
                          to this Annual Report)
           27.1*       -- Financial Data Schedule
-----------------------
*  Filed herewith