Form 10-Q
period 1998-03-31
METAMOR WORLDWIDE INC
filed 1998-05-15
CIK 1000366

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                           ------------  -------------

                         Commission File Number 0-26970

                               -------------------

                             Metamor Worldwide, Inc.
             (Exact name of Registrant as specified in its charter)

         Delaware                                     76-0407849
 (State of Incorporation)               (I.R.S. Employer Identification Number)

                        4400 Post Oak Parkway, Suite 1100
                              Houston, Texas 77027
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (713) 548-3400
              (Registrant's telephone number, including area code)

                              -------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[ ]

     As of April 8, 1998, the Company had 32,066,622 shares of Common Stock, par value $0.01 per share, and 440,749 shares of Class B (non-voting) Common Stock, par value $0.01 per share, outstanding.

================================================================================

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                                      INDEX


                                                                                                 Page

PART I.       FINANCIAL INFORMATION

              Item 1.      Financial Statements                                                    3

              Item 2.      Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                          10

PART II.      OTHER INFORMATION

              Item 6.      Exhibits and Reports on Form 8-K                                       14


                         PART I - FINANCIAL INFORMATION
Item 1.       Financial Statements

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                             (dollars in thousands)

                                                                                       March 31,         December 31,
                                                                                          1998               1997
                                                                                    -----------------  -----------------
                                        ASSETS
Current Assets:
   Cash and cash equivalents                                                        $       9,868      $       6,905
   Accounts receivable, net of allowance of $1,658 and $1,274                             161,800            129,360
   Prepaid expenses and other                                                               6,242              9,102
   Deferred income taxes and other                                                            453                620
                                                                                    -------------      -------------
      Total current assets                                                                178,363            145,987

Net Assets Held for Sale                                                                  161,196            161,007
Fixed Assets, net                                                                          25,326             19,120
Intangible Assets, net of accumulated amortization of $10,364 and $8,421                  323,165            243,792
Investments and Other                                                                       7,802              7,351
                                                                                    -------------      -------------
Total Assets                                                                        $     695,852      $     577,257
                                                                                    =============      =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt                                             $         253      $         259
   Accounts payable                                                                        26,786             19,920
   Payroll and related taxes                                                                7,958             12,423
   Amounts due sellers of acquired businesses                                                 245             25,128
   Other                                                                                    6,494              5,898
                                                                                    -------------      -------------
      Total current liabilities                                                            41,736             63,628

Long-term Debt, net of current maturities                                                 375,432            246,883
Deferred Income Taxes and Other                                                             2,947              4,149

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, par value $.01; 5,000,000 shares authorized;
      none issued
   Common stock, par value $.01 --
      Common Stock - 100,000,000 shares authorized;
        32,746,821 and 32,531,625 shares issued                                               327                325
      Class B (non-voting) - 3,000,000 shares authorized; 440,749 shares issued                 4                  4
   Additional paid-in capital                                                             219,135            215,334
   Retained earnings                                                                       57,377             48,570
   Cumulative translation adjustment                                                         (532)              (550)
                                                                                    -------------      -------------
                                                                                          276,311            263,683
                                                                                    -------------      -------------
   Less - 684,000 shares of common stock in treasury, at cost                                (188)              (188)
   Less - notes receivable from stockholders                                                 (297)              (787)
   Less - deferred compensation                                                               (89)              (111)
                                                                                    -------------      -------------
      Total stockholders' equity                                                          275,737            262,597
                                                                                    -------------      -------------
Total Liabilities and Stockholders' Equity                                          $     695,852      $     577,257
                                                                                    =============      =============

            See notes to unaudited consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                    (in thousands, except per share amounts)


                                                                             Three Months Ended
                                                                                  March 31,
                                                                 --------------------------------------------
                                                                         1998                   1997
                                                                 ---------------------  ---------------------

Revenues from Services                                           $         182,825      $        102,882
Cost of Services                                                           124,278                75,658
                                                                 -----------------      ----------------
Gross Profit                                                                58,547                27,224

Operating Costs and Expenses:
    Selling, general and administrative                                     39,220                19,661
    Depreciation and amortization                                            3,384                 1,416
                                                                 -----------------      ----------------
                                                                            42,604                21,077
                                                                 -----------------      ----------------

Operating Income                                                            15,943                 6,147

Other Income (Expense):
    Interest expense                                                        (3,946)               (1,212)
    Other, net                                                                 (21)                 (131)
                                                                 -----------------      ----------------
                                                                            (3,967)               (1,343)
                                                                 -----------------      ----------------
Income from Continuing Operations before Income Taxes                       11,976                 4,804
Provision for Income Taxes                                                   5,031                 2,018
                                                                 -----------------      ----------------
Income from Continuing Operations                                            6,945                 2,786
Income from Discontinued Operations, less applicable income
   taxes of $1,348 and $2,150, respectively                                  1,862                 2,969
                                                                 -----------------      ----------------
Net Income                                                       $           8,807      $          5,755
                                                                 =================      ================
Earnings per Common Share:
   Basic --
    Income from Continuing Operations                            $            0.21      $           0.09
    Income from Discontinued Operations                                       0.06                  0.09
                                                                 -----------------      ----------------
    Net Income                                                   $            0.27      $           0.18
                                                                 =================      ================
   Diluted --
    Income from Continuing Operations                            $            0.21      $           0.09
    Income from Discontinued Operations                                       0.06                  0.09
                                                                 -----------------      ----------------
    Net Income                                                   $            0.27      $           0.18
                                                                 =================      ================


            See notes to unaudited consolidated financial statement.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                     ------------------------------------
                                                                                          1998                1997
                                                                                     ---------------     ----------------
Cash Flows from Operating Activities:
   Net income                                                                        $       8,807       $       5,755
   Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                           4,625               2,548
     Amortization of debt costs and discount on convertible notes                            1,306                  26
     Amortization of deferred compensation                                                      22                  58
     Deferred income tax provision                                                             562                 484
     Self-insurance reserve                                                                 (1,075)               (192)
     Provision for doubtful accounts                                                           355                 635
     Other                                                                                     146                   -
     Changes in assets and liabilities net of effects of acquisitions:
       Accounts receivable                                                                 (25,393)            (17,434)
       Prepaid expenses and other                                                            1,484                (732)
       Accounts payable                                                                      8,808               2,115
       Accrued liabilities                                                                  (3,039)                272
                                                                                     -------------       -------------
         Net cash used in operating activities                                              (3,392)             (6,465)
                                                                                     -------------       -------------
Cash Flows from Investing Activities:
   Cash paid for acquisitions, net of cash acquired                                       (116,503)            (25,030)
   Capital expenditures                                                                     (7,827)             (8,510)
   Proceeds from sale of physical therapy staffing business                                      -               2,500
   Payments received on stockholders' notes                                                    490                   -
   Other                                                                                    (1,295)             (2,276)
                                                                                     -------------       -------------
         Net cash used in investing activities                                            (125,135)            (33,316)
                                                                                     -------------       -------------
Cash Flows from Financing Activities:
   Net proceeds from issuance of long-term debt                                            127,013              44,544
   Payments on long-term debt                                                                  (68)               (212)
   Net proceeds from sale of common stock                                                    3,803                 607
                                                                                     -------------       -------------
         Net cash provided by financing activities                                         130,748              44,939
                                                                                     -------------       -------------
Net increase in cash and cash equivalents                                                    2,221               5,158

Cash and cash equivalents at beginning of period                                            13,374               6,521
                                                                                     -------------       -------------

Cash and cash equivalents at end of period                                           $      15,595       $      11,679
                                                                                     =============       =============

Cash paid during the periods for:
    Interest, net of amounts capitalized                                             $       2,202       $       1,775
    Income taxes                                                                     $       1,597       $       2,879


        See notes to unaudited consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   General

     The consolidated financial statements of Metamor Worldwide, Inc. and its wholly-owned subsidiaries (the "Company") included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading. The consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods.

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1997.

2.   Discontinued Operations

     In March 1998, the Company's management and board of directors approved a plan to sell its Staffing Services Group. Accordingly, net assets and operating results of the group (including prior periods) are reflected in the accompanying consolidated financial statements as discontinued operations.

     Income from discontinued operations includes an allocation of interest expense. Interest expense of $1.7 million and $1.0 million for 1998 and 1997, respectively, was allocated based on the ratio of the net assets of the discontinued operations in relation to the total net assets of the Company. Net assets of the discontinued operations consist primarily of accounts receivable, certain intangibles, fixed assets and liabilities to be assumed.

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

4.   Acquisitions

     Summary information on the businesses acquired by the Company during the three months ended March 31, 1998, including a brief description of the material acquisitions, follows. All acquisitions made by the Company have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included in the Company's consolidated results of operations from the date of acquisition.

Purchase consideration (in thousands):
   Cash paid                                                        $  118,737
   Liabilities assumed                                                   2,709
                                                                    ----------
   Fair value of assets acquired (including intangibles)            $  121,446
                                                                    ==========


     In January 1998, the Company acquired four IT services businesses in all cash transactions. The acquired businesses were: Workgroup Productivity Corporation, an Illinois-based IT solutions business, for $5.8 million; Deltam Systems, Inc., a California-based IT project support business, for $11.0 million; Sage I.T. Partners, Inc., a California-based IT solutions business, for $11.0 million; and Dynamic Data Solutions, Inc., a Minnesota-based IT solutions business, for $30.4 million.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     In March 1998, the Company acquired LCT, Inc., a Virginia-based IT solutions business, for $11.5 million and Applied Integration Services, Inc., an Ohio-based IT solutions business, for $21.0 million.

     In certain transactions, the sellers of the acquired businesses are also entitled to contingent consideration ("Earnouts") based on the post-acquisition increase in earnings before interest and taxes ("EBIT"), as defined. During the three months ended March 31, 1998, Earnouts of $25.1 million were paid to sellers. At March 31, 1998, the maximum contractual amount of Earnouts based on future increases in EBIT totaled $161.0 million. The payment of any Earnouts will increase goodwill.

     The following results of operations have been prepared assuming the acquisitions made through March 31, 1998, occurred as of the beginning of the periods presented. The pro forma operating results are not necessarily indicative of future operating results nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented.

                                              Three Month Ended
                                                  March 31,
                                     ------------------------------------
                                           1998               1997
                                     -----------------  -----------------
                                            (in thousands, except
                                             per share amounts)

    Revenues                            $  189,437          $  140,158
    Net income                          $    8,972          $    7,184
    Earnings per common share:
      Basic                             $     0.27          $     0.22
                                        ==========          ==========
      Diluted                           $     0.27          $     0.22
                                        ==========          ==========

5.   Long-term Debt

     Under its Senior Credit Agreement (the "Senior Credit Agreement"), the Company may borrow the lesser of $350 million or 3.5 times Pro Forma Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization of all acquired businesses for the preceding twelve-month period). The Company may request that the commitment be raised to $400 million. The agreement contains certain covenants which, among other things, limit total debt to 5.25 times Pro Forma Adjusted EBITDA, limit the payment of dividends and require the maintenance of certain financial ratios. The agreement is secured by a pledge of the stock of the Company's material subsidiaries.

     As of March 31, 1998, the Company had outstanding borrowings under the Senior Credit Agreement of $184.5 million and remaining availability (after deducting outstanding letters of credit of $10.8 million) of $154.7 million. Borrowings under the Senior Credit Agreement bear interest, at the Company's option, at LIBOR or the bank's base rate, plus the applicable margin. The weighted average interest rate at March 31, 1998 was 7.10%.

                   METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.   Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                 Three Months Ended
                                                                     March 31,
                                                             --------------------------
                                                                1998           1997
                                                             ----------    ------------
Numerator:
   Net income                                                $    8,807     $     5,755
                                                             ==========     ===========
   Numerator for basic and diluted earnings per share -
     income available to common stockholders                 $    8,807     $     5,755
                                                             ==========     ===========

Denominator:
   Denominator for basic earnings per share -
     weighted-average shares                                     32,371          31,978
   Effect of dilutive securities:
     Stock options                                                  593             451
                                                              ---------      ----------
   Denominator for diluted earnings per share - adjusted
     weighted-average shares and assumed conversions             32,964          32,429
                                                              =========      ==========
Basic earnings per share                                      $    0.27      $     0.18
                                                              =========      ==========
Diluted earnings per share                                    $    0.27      $     0.18
                                                              =========     ===========

     Options to purchase 133,277 and 759,125 shares of common stock were outstanding for the three months ended March 31, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. The effects of the conversion of the 2.94% convertible subordinated notes were also antidilutive.

7.   Comprehensive Income

     As of January 1, 1998, the Company adopted Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of FAS 130 had no impact on the Company's net income or stockholders' equity. FAS 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders'equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of FAS 130.

     The components of comprehensive income, net of related tax, are as follows (in thousands):

                                                          Three Months Ended
                                                              March 31,
                                                 -------------------------------------
                                                      1998                 1997
                                                 ----------------     ----------------
Net income                                           $  8,807            $   5,755
Foreign currency translation adjustments                  (18)                   -
                                                     --------            ---------
Comprehensive income                                 $  8,789            $   5,755
                                                     ========            =========

     The components of accumulated other comprehensive income, net of related tax, are as follows (in thousands):

                   METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                              March 31,          December 31,
                                                1998                 1997
                                           ----------------     ----------------
Foreign currency translation adjustments       $    532            $     550

8.   Subsequent Events

     In April 1998, the Company acquired NDC Group, Inc., a Virginia-based IT solutions business, for $6.6 million and MicroCrafts, Inc., a Washington-based IT solutions business, for $5.2 million. The sellers are also entitled to Earnouts of up to $47.8 million based on the post-acquisition increase in EBIT, as defined. Payment of Earnouts will increase the amount of goodwill related to the acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements.

Introduction

     Through March 31, 1998, the Company had completed 41 acquisitions, including 26 information technology ("IT") services and 12 staffing services businesses. All acquisitions completed by the Company have been accounted for under the purchase method of accounting and, accordingly, the historical Consolidated Financial Statements of the Company include the operating results of the acquired businesses from the date of acquisition. In March 1998, the Company's management and board of directors approved a plan to sell its Staffing Services Group. Accordingly, the financial results of that group have been presented as discontinued operations.

Results of Operations

                        Three Months Ended March 31, 1998
               Compared with the Three Months Ended March 31, 1997
                    (in thousands, except per share amounts)

                                                              1998             1997
                                                         ---------------  ---------------

         Revenues                                        $    182,825     $    102,882
         Gross profit                                    $     58,547     $     27,224

         Operating income                                $     15,943     $      6,147

         Income from continuing operations               $      6,945     $      2,786
         Income from discontinued operations                    1,862            2,969
                                                         ------------     ------------

         Net income                                      $      8,807     $      5,755
                                                         ============     ============

         Earnings per common share:
            Basic - -
              Income from continuing operations          $       0.21     $       0.09
              Income from discontinued operations                0.06             0.09
                                                         ------------     ------------
              Net income                                 $       0.27     $       0.18
                                                         ============     ============
            Diluted - -
              Income from continuing operations          $       0.21     $       0.09
              Income from discontinued operations                0.06             0.09
                                                         ------------     ------------
              Net income                                 $       0.27     $       0.18
                                                         ============     ============

     Summary. Net income was $8.8 million, or $0.27 per share, compared with $5.8 million, or $0.18 per share, for the first quarter of 1997. Revenues from continuing operations for the quarter increased 77.7% to $182.8 million, up from $102.9 million in the first quarter of 1997. The improvement reflected an internal growth rate of 35.2%, as well as the effects of acquisitions made after the first quarter of 1997. During the twelve months ended March 31, 1998, the Company acquired 13 IT services businesses.

     Gross margin for the quarter was 32.0% compared with 26.5% for 1997. The expansion in gross margin reflected the shift in mix toward higher-margin IT services, as well as margin improvement on project support services. The IT solutions unit accounted for 20.9% of the Company's revenues, up from 0.2% in the first quarter of 1997.

     Operating income from continuing operations increased 159.4% to $15.9 million, up from $6.1 million in the first quarter of 1997. The operating margin for the current quarter was 8.7% compared with 6.0% for the first quarter of 1997. The higher operating margin reflected the favorable business mix shift, partially offset by personnel additions and investments in infrastructure to support the growth of the Company.

     Operating Costs and Expenses. Selling, general and administrative ("SG&A") expenses from continuing operations for the first quarter of 1998 totaled $39.2 million, compared with $19.7 million for the first quarter of 1997. The increase in SG&A expenses primarily related to (i) the effects of the acquisitions, (ii) internal growth of the operating companies post-acquisition, (iii) investments made to improve infrastructure and to develop technical practices and (iv) higher expenses at the corporate level to support the growth of the Company.

     Depreciation from continuing operations totaled $1.4 million and $0.4 million for the first quarter of 1998 and 1997, respectively. The increase primarily related to the fixed assets of the businesses acquired and, to a lesser extent, capital expenditures. Amortization from continuing operations of $1.9 million and $1.0 million for the first quarter of 1998 and 1997, respectively, related to amortization of intangible assets (goodwill and non-compete agreements) of the acquired businesses.

     Non-Operating Costs and Expenses. Interest expense totaled $5.6 million and $2.2 million for the first quarter of 1998 and 1997, respectively. The increase primarily related to borrowings for acquisitions. Interest was allocated between continuing operations and discontinued operations based on net assets of the business units. Interest expense from continuing operations for the current quarter totaled $3.9 million compared with $1.2 million for 1997.

     Provision for Income Taxes. The provision for income taxes from continuing operations for the current quarter was $5.0 million, compared with $2.0 million for 1997. The Company's effective tax rate of 42.0% includes the effects of state income taxes and the portion of goodwill amortization not deductible for federal income tax purposes.

     Income from Continuing Operations. Due to the factors described above, income from continuing operations for 1998 was $6.9 million (3.8% of revenues) compared with $2.8 million (2.7% of revenues) for 1997.

     Income from Discontinued Operations. Income from discontinued operations, net of applicable income taxes, for the first quarter of 1998 was $1.9 million, or $1.1 million below 1997. The reduction in income related to higher SG&A expenses and interest, partially offset by an increase in gross profit.

Liquidity and Capital Resources

     The Company's capital requirements have principally related to the acquisition of businesses and capital expenditures. These requirements have been met through a combination of bank debt, issuances of securities and internally generated funds.

     In March 1998, management and the board of directors approved a plan to sell the Company's Staffing Services Group. This group accounted for approximately 47% of the Company's 1997 revenues and 34% of its operating income. The financial results of the group (including those prior periods) have been presented as discontinued operations. The Company has retained Goldman, Sachs & Co. as its advisor to assist with the transaction. The Company expects to complete the sale prior to the end of the year and plans to use the proceeds from the sale to repay borrowings under its Senior Credit Agreement.

     During the first three months of 1998 and 1997, the Company made cash payments for acquisitions of $116.5 million and $25.0 million, respectively. Approximately $25.1 million of the amount for the current quarter was paid to sellers of businesses acquired prior to 1998. The post-closing purchase consideration ("Earnouts") related to the post-acquisition increase in earnings before interest and taxes ("EBIT"), as defined. Remaining Earnouts on businesses acquired to date are capped at $208.8 million. Based on current growth rates and operating trends, the Company projects that actual Earnout payments would range between $100 million and $125 million. These Earnouts, which are based on the increase in EBIT in 1998 and 1999 over EBIT of the preceding year, generally will be paid in the quarter following the measurement period. No material Earnouts remain to be paid during 1998.

     Capital expenditures totaled $7.8 million and $8.5 million for the three months ended March 31, 1998 and 1997, respectively. The majority of these expenditures relate to (i) the development of an integrated front and back office information system, which is expected to be operational in 1999, (ii) the roll-out of proprietary software to the staffing services branches, (iii) the upgrade of computer hardware to facilitate the new integrated information system and new software tools and
(iv) furniture, fixtures and equipment for new offices. The Company expects to fund the expenditures primarily with borrowings under its Senior Credit Agreement and cash flows from operations. The majority of the Company's planned capital expenditures for 1998 relate to the implementation of the integrated front and back office information system. The level of capital expenditures related to the information system will depend upon the timing of the sale of the Staffing Services Group.

     The Company had working capital of $136.6 million and $82.4 million at March 31, 1998 and December 31, 1997, respectively. The Company had cash and cash equivalents of $9.9 million and $6.9 million at March 31, 1998 and December 31, 1997, respectively. The Company's operating cash flows and working capital requirements are significantly affected by the timing of payroll and the receipt of payment from the customer. Generally, the Company pays the temporary employees of its Staffing Services Group weekly and the employees of its IT Services Group semi-monthly. Payments from customers are generally received within 30 to 75 days from the date of invoice. Cash flows used in operating activities were $(3.4) million and $(6.5) million for the three months ended March 31, 1998 and 1997, respectively. The cash flows used in operating activities reflect increases in accounts receivable primarily related to the growth of the Company and the timing of payments from large customers.

     Under terms of the Company's Senior Credit Agreement, the Company may borrow under its revolving credit facility the lesser of $350 million or 3.5 times Pro Forma Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization of all acquired companies for the preceding twelve-month period). Borrowings under the facility bear interest, at the Company's option, at LIBOR or the bank's base rate, plus the applicable margin. The Senior Credit Agreement contains certain covenants which, among other things, limit total debt to 5.25 times Pro Forma Adjusted EBITDA, limit the payment of dividends and require the maintenance of certain financial ratios.

     As of March 31, 1998, the Company had outstanding borrowings under the Senior Credit Agreement of $184.5 million and remaining availability (after deducting outstanding letters of credit of $10.8 million) of $154.7 million. The weighted average interest rate of the Company's outstanding borrowings under the Senior Credit Agreement was 7.10% at March 31, 1998.

     On August 15, 1997, the Company sold $230 million of 2.94% convertible subordinated notes due 2004. The notes were issued at an original price of 83.991% of the principal amount at maturity. The notes are convertible into common stock of the Company at a conversion rate of 23.7397 shares per $1,000 note. The notes are redeemable by the Company, in whole or in part, after August 18, 2000, at a redemption price equal to the original price of the note plus accrued original issue discount. At March 31, 1998, the carrying value of the notes was $190.9 million.

     On June 24, 1997, the Company entered into a three-year interest rate swap agreement to reduce a portion of its interest rate exposure on borrowings under the Senior Credit Agreement. Under terms of this agreement, the Company will pay the counterparty 6.05% on notional principal of $25.0 million and the counterparty will pay the Company interest at a variable rate based on LIBOR.

     The Company's acquisition program, including associated Earnouts, will require significant additional capital resources. The Company intends to seek additional capital as necessary to fund such acquisitions through one or more funding sources that may include borrowings under the Senior Credit Agreement or the issuance of equity securities. Cash flows from operations, to the extent available, may also be used to fund acquisitions. Although management believes that the Company will be able to obtain sufficient capital to fund acquisitions, there can be no assurance that such capital will be available to the Company at the time it is required or on terms acceptable to the Company.

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

Statement Regarding Forward-Looking Information

     This Form 10-Q contains forward-looking statements and information that are based on management's beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words "believe," "anticipate," "estimate," "project," "expect," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the economy, the degree and nature of competition, demand for the Company's services, and the Company's ability to acquire businesses that are accretive to earnings, to integrate the operations of acquired businesses, to recruit and place temporary professionals, to expand into new markets, to complete fixed price agreements in accordance with their terms and to maintain profit margins in the face of pricing pressures. In addition, important factors that could cause results to differ materially are set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                           PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits

                27  Financial Data Schedule

            (b) Reports on Form 8-K

                A Form 8-K Current Report ("Form 8-K") was filed with the Commission on January 20, 1998 reporting the acquisitions of Dynamic Data Solutions, Inc. and DDS Europe Limited on
                January 5, 1998 and Sage I.T. Partners, Inc. on January 7, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         METAMOR WORLDWIDE, INC.
                                         (Registrant)



Date:    May 11, 1998              By:   /s/ EDWARD L. PIERCE
                                         --------------------
                                         Edward L. Pierce
                                         Senior Vice President, Chief Financial
                                         Officer and Assistant Secretary
                                         (Duly Authorized Officer and Principal
                                         Financial Officer)

                                  EXHIBIT INDEX


         Exhibit
         Number                  Exhibit Description
         -------                 -------------------

           27                    Financial Data Schedule