Form 10-Q
period 1998-06-30
METAMOR WORLDWIDE INC
filed 1998-08-13
CIK 1000366

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM               TO
                                        -------------    ----------------

                         COMMISSION FILE NUMBER 0-26970

                            ------------------------

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

                                 (713) 548-3400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   NO
                                       -----     -----

         AS OF AUGUST 10, 1998, THE COMPANY HAD 32,713,660 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, AND 354,488 SHARES OF CLASS B (NON-VOTING) COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING.


================================================================================

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                                      INDEX


                                                                                       Page
                                                                                       ----
PART I.       FINANCIAL INFORMATION

              Item 1.      Financial Statements                                          3

              Item 2.      Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                10

PART II.      OTHER INFORMATION

              Item 4.      Submission of Matters to a Vote of Security Holders          16

              Item 6.      Exhibits and Reports on Form 8-K                             16

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (dollars in thousands)



                                                                             JUNE 30,     DECEMBER 31,
                                                                               1998           1997
                                                                           ------------   ------------
                                        ASSETS
Current Assets:
   Cash and cash equivalents                                                 $  13,782      $   6,905
   Accounts receivable, net of allowance of $3,809 and $1,274                  184,186        129,360
   Prepaid expenses and other                                                    6,656          9,102
   Deferred income taxes and other                                                 521            620
                                                                             ---------      ---------
      Total current assets                                                     205,145        145,987

Net Assets Held for Sale                                                       185,477        161,007
Fixed Assets, net                                                               29,127         19,120
Intangible Assets, net of accumulated amortization of $12,575 and $8,421       361,092        243,792
Investments and Other                                                           13,257          7,351
                                                                             ---------      ---------
Total Assets                                                                 $ 794,098      $ 577,257
                                                                             =========      =========


                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt                                      $      95      $     259
   Accounts payable                                                             28,926         19,920
   Payroll and related taxes                                                    29,804         12,423
   Amounts due sellers of acquired businesses                                       --         25,128
   Other                                                                         7,894          5,898
                                                                             ---------      ---------
      Total current liabilities                                                 66,719         63,628

Long-term Debt, net of current maturities                                      419,707        246,883
Deferred Income Taxes and Other                                                  6,532          4,149

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, par value $.01; 5,000,000 shares authorized;
      none issued
   Common stock, par value $.01 --
      Common Stock - 100,000,000 shares authorized;
        33,279,085 and 32,531,625 shares issued                                    333            325
      Class B (non-voting) - 3,000,000 shares authorized;
        354,488 and 440,749 shares issued                                            4              4
   Additional paid-in capital                                                  234,900        215,334
   Retained earnings                                                            67,482         48,570
   Cumulative translation adjustment                                            (1,027)          (550)
                                                                             ---------      ---------
                                                                               301,692        263,683
                                                                             ---------      ---------
   Less - 684,000 shares of common stock in treasury, at cost                     (188)          (188)
   Less - notes receivable from stockholders                                      (297)          (787)
   Less - deferred compensation                                                    (67)          (111)
                                                                             ---------      ---------
      Total stockholders' equity                                               301,140        262,597
                                                                             ---------      ---------
Total Liabilities and Stockholders' Equity                                   $ 794,098      $ 577,257
                                                                             =========      =========

           See notes to unaudited consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except per share amounts)




                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                         ------------------------     -------------------------
                                                            1998           1997           1998           1997
                                                         ---------      ---------      ---------      ---------
Revenues from Services                                   $ 210,515      $ 126,474      $ 393,340      $ 229,356
Cost of Services                                           140,138         89,920        264,416        165,578
                                                         ---------      ---------      ---------      ---------
Gross Profit                                                70,377         36,554        128,924         63,778

Operating Costs and Expenses:
   Selling, general and administrative                      47,047         24,936         86,267         44,597
   Depreciation and amortization                             4,049          2,086          7,433          3,502
                                                         ---------      ---------      ---------      ---------
                                                            51,096         27,022         93,700         48,099
                                                         ---------      ---------      ---------      ---------

Operating Income                                            19,281          9,532         35,224         15,679

Other Income (Expense):
   Interest expense                                         (4,617)        (1,935)        (8,564)        (3,147)
   Other, net                                                  145           (134)           124           (265)
                                                         ---------      ---------      ---------      ---------
                                                            (4,472)        (2,069)        (8,440)        (3,412)
                                                         ---------      ---------      ---------      ---------
Income from Continuing Operations before
   Income Taxes                                             14,809          7,463         26,784         12,267
Provision for Income Taxes                                   6,220          3,135         11,250          5,153
                                                         ---------      ---------      ---------      ---------
Income from Continuing Operations                            8,589          4,328         15,534          7,114
Income from Discontinued Operations, less applicable
   income taxes                                              1,516          3,079          3,378          6,048
                                                         ---------      ---------      ---------      ---------
Net Income                                               $  10,105      $   7,407      $  18,912      $  13,162
                                                         =========      =========      =========      =========

Earnings per Common Share:
   Basic --
    Income from Continuing Operations                    $    0.26      $    0.13      $    0.48      $    0.22
    Income from Discontinued Operations                       0.05           0.10           0.10           0.19
                                                         ---------      ---------      ---------      ---------
    Net Income                                           $    0.31      $    0.23      $    0.58      $    0.41
                                                         =========      =========      =========      =========
   Diluted --
    Income from Continuing Operations                    $    0.26      $    0.13      $    0.47      $    0.22
    Income from Discontinued Operations                       0.04           0.10           0.10           0.19
                                                         ---------      ---------      ---------      ---------
    Net Income                                           $    0.30      $    0.23      $    0.57      $    0.41
                                                         =========      =========      =========      =========





           See notes to unaudited consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                     ------------------------
                                                                                        1998          1997
                                                                                     ----------    ----------
Cash Flows from Operating Activities:
   Net income                                                                        $  18,912      $  13,162
   Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                       9,971          5,651
     Amortization of debt costs and discount on convertible notes                        2,674             53
     Amortization of deferred compensation                                                  44             80
     Deferred income tax provision                                                         204          1,122
     Self-insurance reserve                                                             (1,406)          (997)
     Provision for doubtful accounts                                                     2,535          1,546
     Other                                                                                (222)            --
     Changes in assets and liabilities net of effects of acquisitions:
       Accounts receivable                                                             (41,120)       (34,226)
       Prepaid expenses and other                                                        7,065         (6,769)
       Accounts payable                                                                  4,560         (5,681)
       Accrued liabilities                                                             (11,088)         4,661
                                                                                     ---------      ---------
         Net cash used in operating activities                                          (7,871)       (21,398)
                                                                                     ---------      ---------

Cash Flows from Investing Activities:
   Cash paid for acquisitions, net of cash acquired                                   (150,077)       (65,300)
   Capital expenditures                                                                (16,286)       (17,517)
   Investment in affiliates                                                             (6,000)        (1,250)
   Proceeds from sale of physical therapy staffing business                                 --          2,500
   Payments received on stockholders' notes                                                490             --
   Other                                                                                   648         (1,912)
                                                                                     ---------      ---------
         Net cash used in investing activities                                        (171,225)       (83,479)
                                                                                     ---------      ---------

Cash Flows from Financing Activities:
   Net proceeds from issuance of long-term debt                                        170,092        109,374
   Payments on long-term debt                                                             (305)          (218)
   Net proceeds from sale of common stock                                                5,678          1,651
                                                                                     ---------      ---------
         Net cash provided by financing activities                                     175,465        110,807
                                                                                     ---------      ---------

Net increase (decrease) in cash and cash equivalents                                    (3,631)         5,930

Cash and cash equivalents at beginning of period                                        13,374          6,521
                                                                                     ---------      ---------

Cash and cash equivalents at end of period                                           $   9,743      $  12,451
                                                                                     =========      =========

Cash paid during the periods for:
    Interest, net of amounts capitalized                                             $   5,000      $   4,853
    Income taxes                                                                     $  11,526      $  10,130



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

2.       DISCONTINUED OPERATIONS

         In March 1998, the Company's management and board of directors approved a plan to sell its staffing services business. Accordingly, net assets and operating results of this business (including prior periods) are reflected in the accompanying consolidated financial statements as discontinued operations. On July 8, 1998, the Company completed the sale of this business (see Note 8).

         Income from discontinued operations includes an allocation of interest expense. Interest expense of $1.3 million and $0.9 million for the three months ended June 30, 1998 and 1997, respectively, and interest expense of $2.9 million and $1.9 million for the six months ended June 30, 1998 and 1997, respectively, was allocated to discontinued operations based on its share of consolidated net assets. Net assets of the discontinued operations consist primarily of accounts receivable, fixed assets, intangibles and liabilities to be assumed.

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

4.       ACQUISITIONS

         During the six months ended June 30, 1998, the Company acquired eight information technology ("IT") solutions and two IT project support businesses. Summary information on these acquisitions, including a brief description of the material acquisitions, follows. All acquisitions made by the Company have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included in the Company's consolidated results of operations from the date of acquisition.


Purchase consideration (in thousands):
   Cash paid                                                        $  154,176
   Fair value of common stock issued                                    13,896
   Liabilities assumed                                                   9,714
                                                                    ----------
   Fair value of assets acquired (including intangibles)            $  177,786
                                                                    ==========

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         In January 1998, the Company acquired Sage I.T. Partners, Inc., a California-based IT solutions business, for $11.0 million and Dynamic Data Solutions, Inc., a Minnesota-based IT solutions business, for $30.4 million. In March 1998, the Company acquired Applied Integration Services, Inc., an Ohio-based IT solutions business, for $21.0 million. In April 1998, the Company acquired NDC Group, Inc., a Virginia-based IT solutions business, for $6.6 million and 308,793 shares of common stock.

         In certain transactions, the sellers of the acquired businesses are entitled to contingent consideration ("Earnouts") based on the post-acquisition increase in earnings before interest and taxes ("EBIT"), as defined. During the six months ended June 30, 1998, Earnouts of $25.1 million were paid to sellers. At June 30, 1998, the maximum contractual amount of Earnouts based on future increases in EBIT totaled $237.9 million. The payment of any contingent consideration will increase goodwill.

         The following results of operations have been prepared assuming the acquisitions made through June 30, 1998 occurred as of the beginning of the periods presented. The pro forma operating results are not necessarily indicative of future operating results nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented.

                                                    SIX MONTHS ENDED
                                                        JUNE 30,
                                             ------------------------------
                                                1998               1997
                                             -----------         ----------
                                                 (in thousands, except
                                                  per share amounts)
    Revenues                                 $  419,164          $  311,633
    Net income                               $   19,468          $   15,839
    Earnings per common share:
      Basic                                  $     0.60          $     0.49
                                             ==========          ==========
      Diluted                                $     0.59          $     0.49
                                             ==========          ==========

5.       LONG-TERM DEBT

         Under its Senior Credit Agreement (the "Senior Credit Agreement"), the Company may borrow the lesser of $335 million or 3.5 times Pro Forma Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization of all acquired businesses for the preceding twelve-month period). The Company may request that the commitment be raised to $400 million. The agreement contains certain covenants which, among other things, limit total debt to 5.25 times Pro Forma Adjusted EBITDA, limit the payment of dividends and require the maintenance of certain financial ratios. The agreement is secured by a pledge of the stock of the Company's material subsidiaries.

         As of June 30, 1998, the Company had outstanding borrowings under the Senior Credit Agreement of $227.4 million and remaining availability (after deducting outstanding letters of credit of $10.3 million) of $97.3 million. Borrowings under the Senior Credit Agreement bear interest, at the Company's option, at LIBOR or the bank's base rate, plus the applicable margin. The weighted average interest rate at June 30, 1998 was 7.00%.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



6.       EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                       JUNE 30,                       JUNE 30,
                                                              --------------------------    ---------------------------
                                                                 1998           1997            1998           1997
                                                              ----------     -----------     -----------    -----------
Numerator:
   Net income                                                 $   10,105     $     7,407     $   18,912     $    13,162
                                                              ==========     ===========     ==========     ===========
   Numerator for basic and diluted earnings per share -
     income available to common stockholders                  $   10,105     $     7,407     $   18,912     $    13,162
                                                              ==========     ===========     ==========     ===========

Denominator:
   Denominator for basic earnings per share -
     weighted-average shares                                      32,835          32,046         32,605          32,012
   Effect of dilutive securities:
     Stock options                                                   708             409            657             438
                                                               ---------      ----------      ---------      ----------
   Denominator for diluted earnings per share - adjusted
     weighted-average shares and assumed conversions              33,543          32,455         33,262          32,450
                                                               =========      ==========      =========      ==========
Basic earnings per share                                       $    0.31      $     0.23      $    0.58      $     0.41
                                                               =========      ==========      =========      ==========
Diluted earnings per share                                     $    0.30      $     0.23      $    0.57      $     0.41
                                                               =========     ===========      =========     ===========

         Options to purchase 62,367 and 877,550 shares of common stock were outstanding for the three months ended June 30, 1998 and 1997, respectively, and options to purchase 88,494 and 849,550 shares of common stock were outstanding for the six months ended June 30, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares. The effects of the conversion of the 2.94% convertible subordinated notes were also antidilutive.

7.       COMPREHENSIVE INCOME

         As of January 1, 1998, the Company adopted Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of FAS 130 had no impact on the Company's net income or stockholders' equity. FAS 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of FAS 130.

         The components of comprehensive income, net of related tax, are as follows (in thousands):

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                     -----------------------------
                                                        1998                1997
                                                     ---------          ----------
Net income                                           $ 18,912            $  13,162
Foreign currency translation adjustments                 (477)                   -
                                                     --------            ---------
Comprehensive income                                 $ 18,435            $  13,162
                                                     ========            =========

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The components of accumulated other comprehensive income, net of related tax, are as follows (in thousands):

                                                    JUNE 30,            DECEMBER 31,
                                                      1998                 1997
                                                 ----------------     ----------------

Foreign currency translation adjustments             $  1,027            $     550


8.       SUBSEQUENT EVENTS

         On July 8, 1998, the Company completed the sale of its staffing services business. The estimated after-tax proceeds of approximately $200 million were used to repay all outstanding borrowings under the Senior Credit Agreement. The estimated after-tax gain on the sale will be recognized in the third quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements.

INTRODUCTION

         Through June 30, 1998, the Company had completed 45 acquisitions, including 30 information technology ("IT") services businesses and 12 staffing services businesses. All acquisitions completed by the Company have been accounted for under the purchase method of accounting and, accordingly, the historical Consolidated Financial Statements of the Company include the operating results of the acquired businesses from the date of acquisition. In March 1998, the Company's management and board of directors approved a plan to sell its staffing services business and the Company completed the sale on July 8, 1998. The financial results of that business are presented as discontinued operations.


RESULTS OF OPERATIONS

                        THREE MONTHS ENDED JUNE 30, 1998
               COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               1998             1997
                                                                          -------------     ------------
         Revenues                                                         $    210,515      $    126,474
         Gross profit                                                     $     70,377      $     36,554

         EBITDA (1)                                                       $     23,475      $     11,484

         Operating income                                                 $     19,281      $      9,532

         Income from continuing operations                                $      8,589      $      4,328
         Income from discontinued operations                                     1,516             3,079
                                                                          ------------      ------------

         Net income                                                       $     10,105      $      7,407
                                                                          ============      ============

         Earnings per common share:
            Basic - -
              Income from continuing operations                           $       0.26      $       0.13
              Income from discontinued operations                                 0.05              0.10
                                                                          ------------      ------------
              Net income                                                  $       0.31      $       0.23
                                                                          ============      ============
            Diluted - -
              Income from continuing operations                           $       0.26      $       0.13
              Income from discontinued operations                                 0.04              0.10
                                                                          ------------      ------------
              Net income                                                  $       0.30      $       0.23
                                                                          ============      ============

       (1) EBITDA means earnings before interest, income taxes, depreciation and amortization. EBITDA is a widely accepted financial indication of a company's ability to service and incur debt. EBITDA should not be considered as an alternative to earnings (loss) as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In evaluating EBITDA, the Company believes that users should consider, among other things, the components of EBITDA such as revenues and operating expenses and the amount by which EBITDA exceeds capital expenditures and other charges.

         SUMMARY. Income from continuing operations was $8.6 million, or $0.26 per share, compared with $4.3 million, or $0.13 per share, for the second quarter of 1997. Revenues from continuing operations for the quarter increased 66.4% to $210.5 million, up from $126.5 million in the second quarter of 1997. The improvement reflected an internal growth rate of 33.6%, as well as the effects of acquisitions made after the second quarter of 1997. Since June 30, 1997, the Company has acquired 14 IT services businesses.

         Gross margin for the quarter was 33.4% compared with 28.9% for 1997. The expansion in gross margin reflected the shift in mix toward higher-margin IT solutions and margin improvement on project support services. The IT solutions unit accounted for 25.6% of the Company's revenues, up from 9.5% in the second quarter of 1997.

         EBITDA increased 104.4% to $23.5 million, up from $11.5 million in the second quarter of 1997. EBITDA margin for the current quarter was 11.2% compared with 9.1% for 1997. Operating income from continuing operations increased 102.3% to $19.3 million, up from $9.5 million in the second quarter of 1997. The operating margin for the current quarter was 9.2% compared with 7.5% for the second quarter of 1997. The higher margins reflected the favorable business mix shift, partially offset by personnel additions and investments in infrastructure to support the growth of the Company.

         OPERATING COSTS AND EXPENSES. Selling, general and administrative ("SG&A") expenses for the second quarter of 1998 totaled $47.0 million, compared with $24.9 million for the second quarter of 1997. The increase in SG&A expenses primarily related to (i) the effects of the acquisitions, (ii) internal growth of the operating companies post-acquisition, (iii) investments made to improve infrastructure and to develop technical practices and (iv) higher expenses at the corporate level to support the growth of the Company.

         Depreciation totaled $1.7 million and $0.8 million for the second quarter of 1998 and 1997, respectively. The increase primarily related to the fixed assets of the businesses acquired and, to a lesser extent, capital expenditures. Amortization of $2.3 million and $1.3 million for the second quarter of 1998 and 1997, respectively, related to amortization of intangible assets of the acquired businesses.

         NON-OPERATING COSTS AND EXPENSES. Interest expense totaled $5.9 million and $2.9 million for the second quarter of 1998 and 1997, respectively. The increase primarily related to borrowings for acquisitions. Interest expense was allocated between continuing operations and discontinued operations based on net assets of the business units. Interest expense from continuing operations for the current quarter totaled $4.6 million compared with $1.9 million for 1997.

         PROVISION FOR INCOME TAXES. The provision for income taxes from continuing operations for the current quarter was $6.2 million, compared with $3.1 million for 1997. The Company's effective tax rate of 42.0% includes the effects of state income taxes and the portion of goodwill amortization not deductible for federal income tax purposes.

         INCOME FROM CONTINUING OPERATIONS. Due to the factors described above, income from continuing operations for 1998 was $8.6 million (4.1% of revenues) compared with $4.3 million (3.4% of revenues) for 1997.

         INCOME FROM DISCONTINUED OPERATIONS. Income from discontinued operations, net of applicable income taxes, for the second quarter of 1998 was $1.5 million, or $1.6 million below 1997. The reduction in income related to higher SG&A expenses and interest.

                         SIX MONTHS ENDED JUNE 30, 1998
                COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                              1998              1997
                                                                          -------------     ------------
         Revenues                                                         $    393,340      $    229,356
         Gross profit                                                     $    128,924      $     63,778

         EBITDA                                                           $     42,781      $     18,916

         Operating income                                                 $     35,224      $     15,679

         Income from continuing operations                                $     15,534      $      7,114
         Income from discontinued operations                                     3,378             6,048
                                                                          ------------      ------------

         Net income                                                       $     18,912      $     13,162
                                                                          ============      ============

         Earnings per common share:
            Basic - -
              Income from continuing operations                           $       0.48      $       0.22
              Income from discontinued operations                                 0.10              0.19
                                                                          ------------      ------------
              Net income                                                  $       0.58      $       0.41
                                                                          ============      ============
            Diluted - -
              Income from continuing operations                           $       0.47      $       0.22
              Income from discontinued operations                                 0.10              0.19
                                                                          ------------      ------------
              Net income                                                  $       0.57      $       0.41
                                                                          ============      ============

         SUMMARY. Income from continuing operations was $15.5 million, or $0.47 per share, compared with $7.1 million, or $0.22 per share, for the first six months of 1997. Revenues from continuing operations for the first six months increased 71.5% to $393.3 million, up from $229.4 million in the first six months of 1997. The improvement reflected an internal growth rate of 34.5%, as well as the effects of acquisitions made after the first six months of 1997. During the first six months of 1998, the Company acquired 10 IT services businesses.

         Gross margin for the first six months was 32.8% compared with 27.8% for 1997. The expansion in gross margin reflected the shift in mix toward higher-margin IT solutions and margin improvement on project support services. The IT solutions unit accounted for 23.4% of the Company's revenues, up from 5.3% in the first six months of 1997.

         EBITDA increased 126.2% to $42.8 million, up from $18.9 million in the first six months of 1997. EBITDA margin for the first six months of 1998 was 10.9% compared with 8.2% for 1997. Operating income from continuing operations increased 124.7% to $35.2 million, up from $15.7 million in the first six months of 1997. The operating margin for the first six months was 9.0% compared with 6.8% for the first six months of 1997. The higher margins reflected the favorable business mix shift, partially offset by personnel additions and investments in infrastructure to support the growth of the Company.

         OPERATING COSTS AND EXPENSES. SG&A expenses for the first six months of 1998 totaled $86.3 million, compared with $44.6 million for the first six months of 1997. The increase in SG&A expenses primarily related to (i) the effects of the acquisitions, (ii) internal growth of the operating companies post-acquisition, (iii) investments made to improve infrastructure and to develop technical practices and (iv) higher expenses at the corporate level to support the growth of the Company.

         Depreciation totaled $3.1 million and $1.3 million for the first six months of 1998 and 1997, respectively. The increase primarily related to the fixed assets of the businesses acquired and, to a lesser extent, capital expenditures. Amortization totaled $4.3 million and $2.2 million for the first six months of 1998 and 1997, respectively, which primarily related to amortization of intangible assets of the acquired businesses.

         NON-OPERATING COSTS AND EXPENSES. Interest expense totaled $11.5 million and $5.1 million for the first six months of 1998 and 1997, respectively. The increase primarily related to borrowings for acquisitions. Interest expense was allocated between continuing operations and discontinued operations based on net assets of the business units. Interest expense from continuing operations totaled $8.6 million and $3.1 million for the six months ended June 30, 1998 and 1997, respectively.

         PROVISION FOR INCOME TAXES. The provision for income taxes from continuing operations for the first six months of 1998 was $11.2 million, compared with $5.2 million for 1997. The Company's effective tax rate of 42.0% includes the effects of state income taxes and the portion of goodwill amortization not deductible for federal income tax purposes.

         INCOME FROM CONTINUING OPERATIONS. Due to the factors described above, income from continuing operations for the first six months of 1998 was $15.5 million (3.9% of revenues) compared with $7.1 million (3.1% of revenues) for 1997.

         INCOME FROM DISCONTINUED OPERATIONS. Income from discontinued operations, net of applicable income taxes, for the first six months of 1998 was $3.4 million, or $6.0 million below 1997. The reduction in income related to higher SG&A expenses and interest.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements have principally related to the acquisition of businesses, working capital needs and capital expenditures. These requirements have been met through a combination of bank debt, issuances of securities and internally generated funds.

         During the first six months of 1998, the Company made cash payments for acquisitions of $150.1 million, which included $25.1 million of post-closing consideration ("Earnouts") paid to sellers based on the post-acquisition increase in earnings before interest and taxes ("EBIT"), as defined. Remaining Earnouts on businesses acquired to date are capped at $237.9 million and, based on current growth rates and operating trends, the Company estimates that actual Earnout payments will approximate $60 million for each of the next two years. These Earnouts, which are based on the increase in EBIT in 1998 and 1999 over EBIT of the preceding year, generally will be paid in the quarter following the measurement period. No material Earnouts remain to be paid during 1998.

         Capital expenditures totaled $16.3 million and $17.5 million for the six months ended June 30, 1998 and 1997, respectively. The majority of these expenditures related to (i) the development of an integrated front and back office information system for the staffing services business, which was included with the sale of that business, (ii) the roll-out of proprietary software to the staffing services branches and (iii) furniture, fixtures and equipment for new offices. The Company expects to fund future expenditures primarily with borrowings under its Senior Credit Agreement and cash flows from operations.

         The Company had working capital of $138.4 million and $82.4 million at June 30, 1998 and December 31, 1997, respectively. The Company had cash and cash equivalents of $13.8 million and $6.9 million at June 30, 1998, and December 31, 1997, respectively. The Company's operating cash flows and working capital requirements are significantly affected by the timing of payroll and the receipt of payment from the customer. Generally, the Company pays its IT consultants semi-monthly and receives payments from customers within 30 to 80 days from the date of invoice. Cash flows used in operating activities were $(7.9) million and $(21.4) million for the six months ended June 30, 1998 and 1997, respectively. The cash flows used in operating activities reflect increases in accounts receivable primarily related to the high internal growth rate of the Company and the timing of payments from large customers.

         Under terms of the Company's Senior Credit Agreement, the Company may borrow under its revolving credit facility the lesser of $335 million or 3.5 times Pro Forma Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization of all acquired companies for the preceding twelve-month period). Borrowings under the facility bear interest, at the Company's option, at LIBOR or the bank's base rate, plus the applicable margin. The Senior Credit Agreement contains covenants which, among other things, limit total debt to 5.25 times Pro Forma Adjusted EBITDA, limit the payment of dividends and require the maintenance of certain financial ratios.

         As of June 30, 1998, the Company had outstanding borrowings under the Senior Credit Agreement of $227.4 million and remaining availability (after deducting outstanding letters of credit of $10.3 million) of $97.3 million. The weighted average interest rate of the Company's outstanding borrowings under the Senior Credit Agreement was 7.00% at June 30, 1998. On July 8, 1998, the Company sold its staffing services business. The estimated after-tax proceeds of approximately $200 million were used to repay outstanding borrowings under the Senior Credit Agreement.

         On August 15, 1997, the Company sold $230 million of 2.94% convertible subordinated notes due 2004. The notes were issued at an original price of 83.991% of the principal amount at maturity. The notes are convertible into common stock of the Company at a conversion rate of 23.7397 shares per $1,000 note. The notes are redeemable by the Company, in whole or in part, after August 18, 2000, at a redemption price equal to the original price of the note plus accrued original issue discount. At June 30, 1998, the carrying value of the notes was $192.1 million.

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

SEASONALITY

         The Company's quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers' businesses. Demand for services in the IT services business is typically lower during the first quarter until customers' operating budgets are finalized and the profitability of the Company's salaried technical consultants is lower in the fourth quarter due to fewer billing days because of the higher number of holidays and vacation days.

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

                           PART II - OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         SPECIAL MEETING OF STOCKHOLDERS HELD MARCH 19, 1998

         A Special Meeting of Stockholders was held on March 19, 1998 to obtain stockholder approval of an amendment (the "Amendment") to the Company's Certificate of Incorporation to change the name of the Company to Metamor Worldwide, Inc. Proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 (the "Exchange Act") and there was no solicitation in opposition to such Amendment. Of the 31,898,758 shares of record as of February 16, 1998, 29,215,692 were voted at the meeting in person or by proxy. The Amendment was approved by the stockholders with 29,081,269 voting for the Amendment, 68,664 voting against and 65,422 abstaining from voting. There were 337 shares unvoted.

         ANNUAL MEETING OF STOCKHOLDERS HELD MAY 19, 1998

         At the Annual Meeting of Stockholders held on May 19, 1998, there were five matters submitted to a vote of stockholders. The first matter was the election of Class III directors as set forth in the Company's Proxy Statement relating to the meeting. With respect to such election, proxies were solicited pursuant to Regulation 14 under the Exchange Act and there was no solicitation in opposition to such nominees. Of the Company's 32,066,622 shares of record on April 8, 1998, 27,042,807 were voted at the meeting in person or by proxy. The following number of votes were cast as to the Class III Director nominees:
Charles H. Cotros, 26,988,752 votes for and 54,055 votes withheld; Donald J. Edwards, 26,988,752 votes for and 54,055 votes withheld; and Austin P.
Young, 26,988,752 votes for and 54,055 votes withheld.

         The second matter submitted was the approval of the amendment to the Company's Employee Stock Purchase Plan as described in the Proxy Statement relating to the meeting. The amendment was approved by the stockholders with 26,924,980 voting for approval, 108,030 voting against and 9,797 abstaining from voting.

         The third matter submitted was the approval of the amendment to the Company's Long-Term Incentive Plan as described in the Proxy Statement relating to the meeting. The amendment was approved by the stockholders with 14,268,809 voting for approval, 12,763,981 voting against and 10,017 abstaining from voting.

         The fourth matter submitted was the approval of the Executive Annual Incentive Plan as described in the Proxy Statement relating to the meeting. The Plan was approved by the stockholders with 26,832,293 voting for approval, 196,626 voting against and 13,888 abstaining from voting.

         The fifth matter submitted was the approval and ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1998. The appointment was approved by the stockholders with 27,036,863 voting for approval, 4,261 voting against and 1,683 abstaining from voting.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)       EXHIBITS

                            27

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          METAMOR WORLDWIDE, INC.
                                          (REGISTRANT)



Date:    August 11, 1998           By: /s/ EDWARD L. PIERCE
                                       ------------------------------
                                       Edward L. Pierce
                                       Senior Vice President, Chief Financial
                                       Officer and Assistant Secretary
                                       (Duly Authorized Officer and Principal
                                       Financial Officer)

                                  EXHIBIT INDEX


         EXHIBIT
         NUMBER               EXHIBIT DESCRIPTION
         -------              -------------------
            27                Financial Data Schedule