Form 10-Q
period 1998-09-30
METAMOR WORLDWIDE INC
filed 1998-11-17
CIK 1000366

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________

                         COMMISSION FILE NUMBER 0-26970

                             -----------------------

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

         AS OF NOVEMBER 10, 1998, THE COMPANY HAD 32,557,679 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING.


================================================================================

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                                      INDEX


                                                                                Page
                                                                                ----
PART I.       FINANCIAL INFORMATION

              Item 1.      Financial Statements                                   3

              Item 2.      Management's Discussion and Analysis of
                           Financial Condition and Results of Operations         11

PART II.      OTHER INFORMATION

              Item 6.      Exhibits and Reports on Form 8-K                      17

                         PART I - FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                                  1998               1997
                                                                               -------------      -------------
                                                                                (UNAUDITED)
                                        ASSETS
Current Assets:
   Cash and cash equivalents                                                   $      60,539      $       6,905
   Accounts receivable, net of allowance of $4,413 and $2,159                        190,406            129,360
   Prepaid expenses and other                                                          9,927              9,102
   Deferred income taxes and other                                                       771                620
                                                                               -------------      -------------
      Total current assets                                                           261,643            145,987

Net Assets Held for Sale                                                                  --            161,007
Fixed Assets, net                                                                     35,368             19,120
Intangible Assets, net of accumulated amortization of $17,645 and $8,421             373,830            243,792
Investments and Other                                                                  9,639              7,351
                                                                               -------------      -------------
Total Assets                                                                   $     680,480      $     577,257
                                                                               =============      =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt                                        $          52      $         259
   Accounts payable                                                                   45,153             17,758
   Payroll and related taxes                                                          50,994             12,423
   Income taxes payable                                                               33,585              2,162
   Amounts due sellers of acquired businesses                                          7,645             25,128
   Other                                                                               7,990              5,898
                                                                               -------------      -------------
      Total current liabilities                                                      145,419             63,628

Long-term Debt, net of current maturities                                            193,935            246,883
Deferred Income Taxes and Other                                                        9,153              4,149

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, par value $.01; 5,000,000 shares authorized;
      none issued
   Common stock, par value $.01 --
      Common Stock - 100,000,000 shares authorized; 32,980,960 and
        32,531,625 shares issued                                                         330                325
      Class B (non-voting) - 3,000,000 shares authorized; 0 and 440,749                   --                  4
        shares issued
   Additional paid-in capital                                                        235,648            215,334
   Retained earnings                                                                  97,394             48,570
   Cumulative translation adjustment                                                  (1,058)              (550)
                                                                               -------------      -------------
                                                                                     332,314            263,683
                                                                               -------------      -------------
   Less - 684,000 shares of common stock in treasury at December 31, 1997,
      at cost                                                                             --               (188)
   Less - notes receivable from stockholders                                            (297)              (787)
   Less - deferred compensation                                                          (44)              (111)
                                                                               -------------      -------------
      Total stockholders' equity                                                     331,973            262,597
                                                                               -------------      -------------
Total Liabilities and Stockholders' Equity                                     $     680,480      $     577,257
                                                                               =============      =============

           See notes to unaudited consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except per share amounts)


                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                     ------------------------      ------------------------
                                                       1998           1997           1998           1997
                                                     ---------      ---------      ---------      ---------
Revenues from Services                               $ 226,829      $ 144,363      $ 620,169      $ 373,719
Cost of Services                                       151,138        101,734        415,554        267,312
                                                     ---------      ---------      ---------      ---------
Gross Profit                                            75,691         42,629        204,615        106,407

Operating Costs and Expenses:
   Selling, general and administrative                  50,048         28,422        136,315         73,019
   Depreciation and amortization                         4,280          2,370         11,713          5,872
                                                     ---------      ---------      ---------      ---------
                                                        54,328         30,792        148,028         78,891
                                                     ---------      ---------      ---------      ---------

Operating Income                                        21,363         11,837         56,587         27,516

Other Income (Expense):
   Interest expense                                     (3,750)        (2,559)       (12,313)        (5,706)
   Other, net                                              662            (74)           786           (339)
                                                     ---------      ---------      ---------      ---------
                                                        (3,088)        (2,633)       (11,527)        (6,045)
                                                     ---------      ---------      ---------      ---------
Income from Continuing Operations before
   Income Taxes                                         18,275          9,204         45,060         21,471
Provision for Income Taxes                               7,676          3,867         18,927          9,020
                                                     ---------      ---------      ---------      ---------
Income from Continuing Operations                       10,599          5,337         26,133         12,451

Discontinued Operations:
   Income (loss) from discontinued operations,
     less applicable income taxes                          (23)         3,197          3,355          9,245
   Gain on sale of discontinued operations, less
     applicable income taxes                            19,336             --         19,336             --
                                                     ---------      ---------      ---------      ---------
Income from Discontinued Operations                     19,313          3,197         22,691          9,245
                                                     ---------      ---------      ---------      ---------

Net Income                                           $  29,912      $   8,534      $  48,824      $  21,696
                                                     =========      =========      =========      =========

Earnings per Common Share:
   Basic --
    Income from Continuing Operations                $    0.32      $    0.17      $    0.80      $    0.39
    Income from Discontinued Operations                   0.59           0.10           0.69           0.29
                                                     ---------      ---------      ---------      ---------
    Net Income                                       $    0.91      $    0.27      $    1.49      $    0.68
                                                     =========      =========      =========      =========
   Diluted --
    Income from Continuing Operations                $    0.32      $    0.16      $    0.78      $    0.38
    Income from Discontinued Operations                   0.50           0.10           0.61           0.29
                                                     ---------      ---------      ---------      ---------
    Net Income                                       $    0.82      $    0.26      $    1.39      $    0.67
                                                     =========      =========      =========      =========


           See notes to unaudited consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                       ------------------------
                                                                                          1998           1997
                                                                                       ---------      ---------
Cash Flows from Operating Activities:
   Net income                                                                          $  48,824      $  21,696
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                        14,251          9,019
     Amortization of debt costs and discount on convertible notes                          4,098            123
     Amortization of deferred compensation                                                    67            102
     Deferred income tax provision (benefit)                                                (266)         1,663
     Self-insurance reserve                                                               (1,406)        (1,800)
     Provision for doubtful accounts                                                       3,139          2,254
     Gain on sale of staffing services business                                          (49,040)            --
     Other                                                                                  (262)            --
     Changes in assets and liabilities net of effects of acquisitions:
       Accounts receivable                                                               (46,042)       (49,188)
       Prepaid expenses and other                                                           (341)         2,490
       Accounts payable                                                                    6,162        (14,258)
       Income taxes payable                                                               31,423            595
       Accrued liabilities                                                                12,392         16,117
                                                                                       ---------      ---------
         Net cash provided by (used in) operating activities                              22,999        (11,187)
                                                                                       ---------      ---------

Cash Flows from Investing Activities:
   Cash paid for acquisitions, net of cash acquired                                     (157,256)       (78,560)
   Capital expenditures                                                                  (23,621)       (24,866)
   Investment in affiliates                                                               (6,008)        (1,559)
   Proceeds from sale of staffing services business                                      263,035             --
   Proceeds from sale of physical therapy staffing business                                   --          2,500
   Other                                                                                     866         (1,881)
                                                                                       ---------      ---------
         Net cash provided by (used in) investing activities                              77,016       (104,366)
                                                                                       ---------      ---------

Cash Flows from Financing Activities:
   Net proceeds from issuance of long-term debt                                          164,748        335,853
   Payments on long-term debt                                                           (224,205)      (406,876)
   Net proceeds from issuance of convertible subordinated notes                               --        188,549
   Repurchase of common stock                                                             (2,574)            --
   Net proceeds from sale of common stock                                                  9,181          2,259
                                                                                       ---------      ---------
         Net cash provided by (used in) financing activities                             (52,850)       119,785
                                                                                       ---------      ---------

Net increase in cash and cash equivalents                                                 47,165          4,232

Cash and cash equivalents at beginning of period                                          13,374          6,521
                                                                                       ---------      ---------

Cash and cash equivalents at end of period                                             $  60,539      $  10,753
                                                                                       =========      =========

Cash paid during the periods for:
    Interest, net of amounts capitalized                                               $  13,846      $   7,537
                                                                                       =========      =========
    Income taxes                                                                       $  15,069      $  14,644
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

2.       DISCONTINUED OPERATIONS

         On July 8, 1998, the Company sold its staffing services business to The Corporate Services Group PLC for $250 million, plus excess working capital. The Company used the proceeds from the sale to repay all debt outstanding under its Senior Credit Agreement. An estimated after-tax gain of $19.3 million, or $0.50 per share, was recognized on the sale. The after-tax gain included an estimate of the post-closing adjustment for excess working capital. Accordingly, the difference between that estimate and the actual amount will result in an adjustment to the gain.

         The net assets and operating results of the staffing services business (including prior periods) are reflected in the accompanying consolidated financial statements as discontinued operations. Income from discontinued operations includes an allocation of interest expense, which was allocated between continuing and discontinued operations based on net assets of the respective business units. Interest expense allocated to discontinued operations was $1.1 million for the three months ended September 30, 1997, and $2.9 million and $3.1 million for the nine months ended September 30, 1998 and 1997, respectively. Net assets of the discontinued operations consist primarily of accounts receivable, fixed assets, intangibles and liabilities to be assumed.

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

4.       ACQUISITIONS

         During the nine months ended September 30, 1998, the Company acquired 12 information technology ("IT") businesses. Summary information on these acquisitions, including a brief description of the material acquisitions, follows. All acquisitions made by the Company have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included in the Company's consolidated results of operations from the date of acquisition.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Purchase consideration (in thousands):
   Cash paid                                                        $  161,842
   Fair value of common stock issued                                    13,896
   Amounts due sellers                                                   9,645
   Liabilities assumed                                                   9,805
                                                                    ----------
   Fair value of assets acquired (including intangibles)            $  195,188
                                                                    ==========

         In January 1998, the Company acquired Sage I.T. Partners, Inc., a California-based IT solutions business, for $11.0 million in cash and Dynamic Data Solutions, Inc., a Minnesota-based IT solutions business, for $30.4 million in cash. In March 1998, the Company acquired Applied Integration Services, Inc., an Ohio-based IT solutions business, for $21.0 million in cash.

         In April 1998, the Company acquired NDC Group, Inc., a Virginia-based IT solutions business, for $20.5 million, consisting of $6.6 million in cash and 308,793 shares of the Company's common stock (the "Issued Stock"), which are subject to a price guarantee. This guarantee provides that the fair market value, as defined, of the Issued Stock will be not less than $14.0 million as of April 16, 2000. In the event that the fair market value of the Issued Stock is less than $14.0 million, the Company will pay the sellers, in cash or stock, for the short fall. The guarantee will be adjusted for any Issued Stock sold prior to the measurement date.

         In certain transactions, the sellers of the acquired businesses are entitled to contingent consideration ("Earnouts") based on the post-acquisition increase in earnings before interest and taxes ("EBIT"), as defined. During the nine months ended September 30, 1998, Earnouts of $25.1 million were paid to sellers. At September 30, 1998, the maximum contractual amount of Earnouts based on future increases in EBIT totaled $249.9 million. The payment of any contingent consideration will increase goodwill.

         The following results of operations have been prepared assuming the acquisitions made through September 30, 1998 occurred as of the beginning of the periods presented. The pro forma operating results are not necessarily indicative of future operating results nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented.

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                     ------------------------------------
                                                                           1998               1997
                                                                     -----------------  -----------------
                                                                            (in thousands, except
                                                                             per share amounts)
    Revenues                                                            $  657,533          $  493,169
    Income from continuing operations                                   $   27,459          $   14,784
    Net income                                                          $   50,150          $   24,029
    Earnings per common share:
       Basic --
        Income from continuing operations                               $     0.84          $     0.46
                                                                        ==========          ==========
        Net income                                                      $     1.53          $     0.75
                                                                        ==========          ==========
       Diluted --
        Income from continuing operations                               $     0.82          $     0.46
                                                                        ==========          ==========
        Net income                                                      $     1.42          $     0.74
                                                                        ==========          ==========

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

         As of September 30, 1998, the Company had no outstanding borrowings under the Senior Credit Agreement and remaining availability (after deducting outstanding letters of credit of $1.8 million) of $333.2 million. Borrowings under the Senior Credit Agreement bear interest, at the Company's option, at LIBOR or the bank's base rate, plus the applicable margin.

6.        COMMON STOCK

          In September 1998, the Company retired all 684,000 shares of common stock held as treasury stock. As a result, the $188,000 value assigned to treasury stock has been eliminated with a corresponding decrease in the par value and additional paid-in capital.

         On August 28, 1998, the Company's board of directors approved a plan for the Company to repurchase up to 2.0 million shares of its common stock. As of September 30, 1998, the Company had repurchased 110,000 shares at an average price of $23.40 per share. Upon repurchase, the shares were retired.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.        EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                              -----------------------     -----------------------
                                                                 1998          1997          1998          1997
                                                              ---------     ---------     ---------     ---------
Numerator:
   Net income                                                 $  29,912     $   8,534     $  48,824     $  21,696
                                                              =========     =========     =========     =========
   Numerator for basic earnings per share - income
     available to common stockholders                         $  29,912     $   8,534     $  48,824     $  21,696
   Effect of dilutive securities:
     2.94% convertible subordinated notes                         1,725            --         5,140            --
                                                              ---------     ---------     ---------     ---------
       Numerator for diluted earnings per share - income
         available to common stockholders after assumed
         conversions                                          $  31,637     $   8,534     $  53,964     $  21,696
                                                              =========     =========     =========     =========

Denominator:
   Denominator for basic earnings per share -
     weighted-average shares                                     33,015        32,143        32,745        32,056
   Effect of dilutive securities:
     Stock options                                                  343           636           601           502
     2.94% convertible subordinated notes                         5,460            --         5,460            --
                                                              ---------     ---------     ---------     ---------
   Dilutive potential common shares                               5,803           636         6,061           502
    Denominator for diluted earnings per share - adjusted
       weighted-average shares and assumed conversions           38,818        32,779        38,806        32,558
                                                              =========     =========     =========     =========
Basic earnings per share                                      $    0.91     $    0.27     $    1.49     $    0.68
                                                              =========     =========     =========     =========
Diluted earnings per share                                    $    0.82     $    0.26     $    1.39     $    0.67
                                                              =========     =========     =========     =========

         Options to purchase 294,594 and 105,000 shares of common stock for the three months ended September 30, 1998 and 1997, respectively, and 97,194 and 577,400 for the nine months ended September 30, 1998 and 1997, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares.


8.       COMPREHENSIVE INCOME

         The components of comprehensive income, net of related tax, are as follows (in thousands):

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                 -------------------------------------
                                                      1998                 1997
                                                 ----------------     ----------------
Net income                                           $ 48,824            $  21,696
Foreign currency translation adjustments                 (508)                  --
                                                     --------            ---------
Comprehensive income                                 $ 48,316            $  21,696
                                                     ========            =========

         The components of accumulated other comprehensive income, net of related tax, are as follows (in thousands):

                                                   SEPTEMBER 30,          DECEMBER 31,
                                                       1998                   1997
                                                 ------------------    -------------------
Foreign currency translation adjustments             $  1,058             $     550

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements.

INTRODUCTION

         Through September 30, 1998, the Company had completed the acquisition of 32 information technology ("IT") businesses. These acquisitions were accounted for under the purchase method of accounting and, accordingly, the historical Consolidated Financial Statements of the Company include the operating results of the acquired businesses from the date of acquisition. In March 1998, the Company's management and board of directors approved a plan to sell its staffing services business and completed the sale on July 8, 1998. The financial results of that business are reported as discontinued operations.

RESULTS OF OPERATIONS

                      THREE MONTHS ENDED SEPTEMBER 30, 1998
             COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               1998              1997
                                                                          ---------------   ---------------
         Revenues                                                         $    226,829      $    144,363
         Gross profit                                                     $     75,691      $     42,629

         EBITDA (1)                                                       $     26,305      $     14,133

         Operating income                                                 $     21,363      $     11,837

         Income from continuing operations                                $     10,599      $      5,337
         Income from discontinued operations                                    19,313             3,197
                                                                          ------------      ------------

         Net income                                                       $     29,912      $      8,534
                                                                          ============      ============

         Earnings per common share (diluted):
            Income from continuing operations                             $       0.32      $       0.16
            Income from discontinued operations                                   0.50              0.10
                                                                          ------------      ------------
            Net income                                                    $       0.82      $       0.26
                                                                          ============      ============

       (1) EBITDA means earnings before interest, income taxes, depreciation and amortization. EBITDA is a widely accepted financial indication of a company's ability to service and incur debt. EBITDA should not be considered as an alternative to earnings as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In evaluating EBITDA, the Company believes that users should consider, among other things, the components of EBITDA such as revenues and operating expenses and the amount by which EBITDA exceeds capital expenditures and other charges.

         SUMMARY. Income from continuing operations was $10.6 million, or $0.32 per share, compared with $5.3 million, or $0.16 per share, for the third quarter of 1997. Revenues from continuing operations for the quarter increased 57.1% to $226.8 million, up from $144.4 million in the third quarter of 1997. The improvement reflected an internal growth rate of 30.1%, as well as the effects of acquisitions occurring after September 30, 1997. The internal growth rate for the current quarter was lower than the 32.8% internal growth rate for the preceding quarter, which is a normal seasonal fluctuation caused by summer vacations.

         Gross profit for the current quarter increased 77.6% over the third quarter of 1997. This increase resulted from higher revenues and the expansion in gross margins from 29.5% in the third quarter of 1997 to 33.4% in the current quarter. The expansion in gross margin reflected the favorable shift in mix toward higher-margin services and an overall improvement in margins of each service line. On a pro forma basis, which assumes all acquisitions were consummated as of the beginning of the periods presented, gross profit increased by 41.5% over the third quarter of 1997. This growth rate was driven by the 30.1% increase in pro forma revenues and an expansion of 270 basis points in pro forma gross margin.

         EBITDA increased 86.1% to $26.3 million, up from $14.1 million in the third quarter of 1997. EBITDA margin for the current quarter was 11.6% compared with 9.8% for the third quarter of 1997. Operating income from continuing operations increased 80.5% to $21.4 million in the current quarter, up from $11.8 million in the third quarter of 1997. The operating margin for the current quarter was 9.4% compared with 8.2% for the third quarter of 1997. The expansion in margins reflected the favorable business mix shift and higher gross margins in each service line, partially offset by personnel additions and investments in infrastructure to support the growth of the company.

         OPERATING COSTS AND EXPENSES. Selling, general and administrative ("SG&A") expenses for the third quarter of 1998 totaled $50.0 million, compared with $28.4 million for the third quarter of 1997. The increase in SG&A expenses primarily related to (i) the effects of the acquisitions, (ii) internal growth of the operating companies post-acquisition, (iii) investments made to improve infrastructure and to develop technical practices and (iv) higher expenses at the corporate level to support growth.

         Depreciation totaled $1.8 million and $1.0 million for the third quarter of 1998 and 1997, respectively. The increase primarily related to the fixed assets of the businesses acquired and, to a lesser extent, capital expenditures. Amortization of $2.5 million and $1.4 million for the third quarter of 1998 and 1997, respectively, related to amortization of intangible assets of the acquired businesses.

         NON-OPERATING COSTS AND EXPENSES. Interest expense totaled $3.8 million and $3.7 million for the third quarter of 1998 and 1997, respectively. Interest expense was allocated between continuing operations and discontinued operations based on net assets of the respective business units. Interest expense from continuing operations for the current quarter totaled $3.8 million compared with $2.6 million for 1997.

         PROVISION FOR INCOME TAXES. The provision for income taxes from continuing operations for the current quarter was $7.7 million, compared with $3.9 million for 1997. The Company's effective tax rate of 42.0% includes the effects of state income taxes and the portion of goodwill amortization not deductible for federal income tax purposes.

         INCOME FROM CONTINUING OPERATIONS. Due to the factors described above, income from continuing operations for 1998 was $10.6 million (4.7% of revenues) compared with $5.3 million (3.7% of revenues) for 1997.

         INCOME FROM DISCONTINUED OPERATIONS. Income from discontinued operations, net of applicable income taxes, for the third quarter of 1998 was $19.3 million. Included in income from discontinued operations for the third quarter of 1998 was the estimated after-tax gain of $19.3 million related to the sale of the staffing services business.

                      NINE MONTHS ENDED SEPTEMBER 30, 1998
             COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               1998              1997
                                                                          ---------------   ---------------
         Revenues                                                         $    620,169      $    373,719
         Gross profit                                                     $    204,615      $    106,407

         EBITDA                                                           $     69,086      $     33,049

         Operating income                                                 $     56,587      $     27,516

         Income from continuing operations                                $     26,133      $     12,451
         Income from discontinued operations                                    22,691             9,245
                                                                          ------------      ------------

         Net income                                                       $     48,824      $     21,696
                                                                          ============      ============

         Earnings per common share (diluted):
            Income from continuing operations                             $       0.78      $       0.38
            Income from discontinued operations                                   0.61              0.29
                                                                          ------------      ------------
            Net income                                                    $       1.39      $       0.67
                                                                          ============      ============

         SUMMARY. Income from continuing operations was $26.1 million, or $0.78 per share, compared with $12.5 million, or $0.38 per share, for the first nine months of 1997. Revenues from continuing operations for the first nine months of 1998 increased 65.9% to $620.2 million, up from $373.7 million for the first nine months of 1997. The improvement reflected an internal growth rate of 33.3%, as well as the effects of acquisitions made after September 30, 1997. During the first nine months of 1998, the Company acquired 12 businesses.

         Gross margin for the first nine months of 1998 was 33.0% compared with 28.5% for the first nine months of 1997. The expansion in gross margin reflected the favorable shift in mix toward higher-margin services and overall improvement in margins in each service line.

         EBITDA increased 109.0% to $69.1 million, up from $33.0 million for the first nine months of 1997. EBITDA margin for the first nine months of 1998 was 11.1% compared with 8.8% for 1997. Operating income from continuing operations increased 105.7% to $56.6 million, up from $27.5 million for the first nine months of 1997. The operating margin for the first nine months of 1998 was 9.1% compared with 7.4% for the first nine months of 1997. The higher margins reflected the favorable business mix shift and higher gross margins for each service line, partially offset by personnel additions and investments in infrastructure to support the growth of the Company.

         OPERATING COSTS AND EXPENSES. SG&A expenses for the first nine months of 1998 totaled $136.3 million, compared with $73.0 million for the first nine months of 1997. The increase in SG&A expenses primarily related to (i) the effects of the acquisitions, (ii) internal growth of the operating companies post-acquisition, (iii) investments made to improve infrastructure and to develop technical practices and (iv) higher expenses at the corporate level to support growth.

         Depreciation totaled $5.0 million and $2.3 million for the first nine months of 1998 and 1997, respectively. The increase primarily related to the fixed assets of the businesses acquired and, to a lesser extent, capital expenditures. Amortization totaled $6.7 million and $3.6 million for the first nine months of 1998 and 1997, respectively, which primarily related to amortization of intangible assets of the acquired businesses.

         NON-OPERATING COSTS AND EXPENSES. Interest expense totaled $15.2 million and $8.8 million for the first nine months of 1998 and 1997, respectively. The increase primarily related to borrowings for acquisitions. Interest expense was allocated between continuing operations and discontinued operations based on net assets of the respective business units. Interest expense from continuing operations totaled $12.3 million and $5.7 million for the nine months ended September 30, 1998 and 1997, respectively.

         PROVISION FOR INCOME TAXES. The provision for income taxes from continuing operations for the first nine months of 1998 was $18.9 million, compared with $9.0 million for the first nine months of 1997. The Company's effective tax rate of 42.0% includes the effects of state income taxes and the portion of goodwill amortization not deductible for federal income tax purposes.

         INCOME FROM CONTINUING OPERATIONS. Due to the factors described above, income from continuing operations for the first nine months of 1998 was $26.1 million (4.2% of revenues) compared with $12.5 million (3.3% of revenues) for the first nine months of 1997.

         INCOME FROM DISCONTINUED OPERATIONS. Income from discontinued operations, net of applicable income taxes, for the first nine months of 1998 was $22.7 million. Included in income from discontinued operations for the first nine months of 1998 was the estimated after-tax gain of $19.3 million related to the sale of the staffing services business.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements have principally related to the acquisition of businesses, working capital needs and capital expenditures. These requirements have been met through a combination of bank debt, issuances of securities and internally generated funds.

         During the first nine months of 1998, the Company made cash payments for acquisitions of $157.3 million. These payments were comprised of (i) $132.2 million paid to sellers of businesses acquired in 1998 and (ii) $25.1 million of post-closing consideration ("Earnouts") paid to sellers based on the post-acquisition increase in earnings before interest and taxes ("EBIT"), as defined. Remaining Earnouts on businesses acquired to date are capped at $249.9 million and, based on current growth rates and operating trends, the Company estimates that actual Earnout payments will approximate $145.6 million over the next two years. These Earnouts, which are based on the increase in EBIT in 1998 and 1999 over EBIT of the preceding year, generally will be paid in the quarter following the measurement period. No material Earnouts remain to be paid during 1998.

         Capital expenditures totaled $23.6 million and $24.9 million for the nine months ended September 30, 1998 and 1997, respectively. The majority of these expenditures related to (i) the development of an integrated front and back office information system for the staffing services business, which was included with the sale of that business, (ii) the roll-out of proprietary software to the staffing services branches and (iii) furniture, fixtures and equipment related to business expansion.

         The Company is in the process of installing a common back office system for all of its business units, as well as enhancing and replacing the existing front office systems. The estimated cost ranges from $20 million to $25 million. The new back office system is expected to be operational in mid-1999 and most of the business units will be transitioned to the new system by the end of 1999. The Company expects to fund future capital expenditures primarily out of cash flows from operations and with borrowings under its Senior Credit Agreement.

         The Company had working capital of $116.2 million and $82.4 million at September 30, 1998 and December 31, 1997, respectively. The Company had cash and cash equivalents of $60.5 million and $6.9 million at September 30, 1998, and December 31, 1997, respectively. The Company's operating cash flows and working capital requirements are significantly affected by the timing of payroll and the receipt of payment from the customer. Generally, the Company pays its consultants semi-monthly and receives payments from customers within 30 to 80 days from the date of invoice. Cash flows provided by (used in) operating activities were $23.0 million and $(11.2) million for the nine months ended September 30, 1998 and 1997, respectively.

         Under terms of the Company's Senior Credit Agreement, the Company may borrow under its revolving credit facility the lesser of $335 million or 3.5 times Pro Forma Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization of all acquired companies for the preceding twelve-month period). Borrowings under the facility bear interest, at the Company's option, at LIBOR or the bank's base rate, plus the applicable margin. The Senior Credit Agreement contains covenants which, among other things, limit total debt to 5.25 times Pro Forma Adjusted EBITDA, limit the payment of dividends and require the maintenance of certain financial ratios. As of September 30, 1998, the Company had no outstanding borrowings under the Senior Credit Agreement and remaining availability (after deducting outstanding letters of credit of $1.8 million) of $333.2 million.

         On August 15, 1997, the Company sold $230 million of 2.94% convertible subordinated notes due 2004. The notes were issued at an original price of 83.991% of the principal amount at maturity. The notes are convertible into common stock of the Company at a conversion rate of 23.7397 shares per $1,000 note. The notes are redeemable by the Company, in whole or in part, after August 18, 2000, at a redemption price equal to the original price of the note plus accrued original issue discount. At September 30, 1998, the carrying value of the notes was $193.4 million.

         On June 24, 1997, the Company entered into a three-year interest rate swap agreement to reduce a portion of its interest rate exposure on borrowings under its Senior Credit Agreement. Under terms of this agreement, the Company will pay the counterparty 6.05% on notional principal of $25.0 million and the counterparty will pay the Company interest at a variable rate based on LIBOR.

         On August 28, 1998, the Company's board of directors approved a plan for the Company to repurchase up to 2.0 million shares of its common stock. As of September 30, 1998, the Company had repurchased 110,000 shares at an average price of $23.40 per share. Upon repurchase, the shares were retired.

         The Company is currently updating some of its computer software and hardware to improve the timeliness and quality of its business information systems. A byproduct of these improvements includes the selection of year 2000 compliant software in certain operating subsidiaries that are not year 2000 compliant today. Implementation has begun with anticipated completion dates targeted for mid-1999. The Company does not expect to incur significant incremental expenses related to year 2000 compliance.

         The Company plans to complete its assessment of key vendors, customers and other third parties by the end of first quarter of 1999 to assess the impact, if any, on the Company's business operations. The Company does not expect year 2000 issues to have a material adverse effect on the Company's operations or financial results.

         The Company anticipates that it will complete its year 2000 remediation efforts in mid-1999. The Company believes it is taking adequate and reasonable steps to ensure that any material interruptions in business operations do not occur as a result of the year 2000 conversion. However, there can be no assurances that the Company's plans, or the plans of its third party vendors, will completely identify and correct all potential year 2000 issues or that the Company's financial condition or results of operations will not be adversely affected by any such failure to identify or rectify those issues.

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

SEASONALITY

         The Company's quarterly operating results are affected by the number of billing days, consultants' vacations and paid time-off and the seasonality of its customers' businesses. Demand for services in the IT services business is typically lower during the first quarter until customers' operating budgets are finalized and the productivity of the Company's salaried technical consultants is lower in the third and fourth quarters due to fewer billing days because of the higher number of holidays and vacation days.

INFLATION

         The effects of inflation on the Company's operations were not significant during the periods presented in the financial statements.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This Form 10-Q contains forward-looking statements and information that are based on management's beliefs, as well as assumptions made by, and information currently available to, management. All statements and information relating to the Company, other than statements of historical fact, are forward-looking statements. When used in this document, the words "believe," "anticipate," "will," "should," "would," "estimate," "project," "expect," and similar expressions, and the negative thereof, are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the economy, the degree and nature of competition, demand for the Company's services, and the Company's ability to acquire businesses that are accretive to earnings, to integrate the operations of acquired businesses, to recruit and place temporary professionals, to expand into new markets, to complete fixed price agreements in accordance with their terms and to maintain profit margins in the face of pricing pressures. In addition, important factors that could cause results to differ materially are set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                           PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBITS

                           10 Stock Purchase Agreement dated June 8, 1998 among the Company and The Corporate Services Group PLC (incorporated by reference from Exhibit No. 2 to the Company's Current Report on Form 8-K dated July 8, 1998, file number 0-26970).

                           27  Financial Data Schedule

                  (b)      REPORTS ON FORM 8-K

                           A Form 8-K Current Report dated July 8, 1998, was filed with the Securities and Exchange Commission reporting the sale by the Company of all of the outstanding shares of stock of the CORESTAFF Services Group, its staffing services business, to The Corporate Services Group PLC.

                           A Form 8-K Current Report dated August 28, 1998, was filed with the Securities and Exchange Commission reporting the Company's announcement that the Board of Directors had authorized a share repurchase program of up to 2.0 million shares of its common stock.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     METAMOR WORLDWIDE, INC.
                                     (REGISTRANT)



Date:    November 11, 1998           By: /s/ EDWARD L. PIERCE
                                         ---------------------------------------
                                         Edward L. Pierce
                                         Senior Vice President, Chief Financial
                                         Officer and Assistant Secretary
                                         (Duly Authorized Officer and Principal
                                         Financial Officer)

                                  EXHIBIT INDEX


       EXHIBIT
       NUMBER    EXHIBIT DESCRIPTION
       ------    -------------------
         10      Stock Purchase Agreement dated June 8, 1998 among the Company and The Corporate Services Group PLC (incorporated by reference from Exhibit No. 2 to the Company's Current Report on Form 8-K
                 dated July 8, 1998, file number 0-26970).

         27      Financial Data Schedule