Form 10-K
period 1998-12-31
METAMOR WORLDWIDE INC
filed 1999-03-31
CIK 1000366

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                           --------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           -----

     As of March 19, 1999, there were 32,841,625 shares of Common Stock outstanding. No shares of the Class B Non-Voting Common Stock of the Registrant were outstanding. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $405 million based upon the closing price of $14 15/16 per share on March 19, 1999.

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

================================================================================

                             METAMOR WORLDWIDE, INC.
              ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1998

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
PART I

     Item 1.  Business...................................................................................    1
                  General................................................................................    1
                  The Information Technology Services Industry...........................................    1
                  Metamor Service Offerings..............................................................    2
                  Recent Developments....................................................................    5
                  Integration of Acquired Companies......................................................    5
                  Sales and Marketing....................................................................    5
                  Retention and Recruiting...............................................................    5
                  Assessment and Training................................................................    6
                  Employees..............................................................................    6
                  Executive Officers.....................................................................    6
     Item 2.  Properties.................................................................................    7
     Item 3.  Legal Proceedings..........................................................................    8
     Item 4.  Submission of Matters to a Vote of Security Holders........................................    8

PART II

     Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters......................    8
     Item 6.  Selected Financial Data....................................................................    9
     Item 7.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations......................................................................   10
     Item 7a. Quantitative and Qualitative Disclosures about Market Risk.................................   21
     Item 8.  Financial Statements and Supplementary Data................................................   22
     Item 9.  Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure.......................................................................   22

PART III

     Item 10. Directors and Executive Officers of the Registrant.........................................   22
     Item 11. Executive Compensation.....................................................................   22
     Item 12. Security Ownership of Certain Beneficial Owners and Management.............................   22
     Item 13. Certain Relationships and Related Transactions.............................................   22

PART IV

     Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K............................   23



                                       (i)

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Metamor Worldwide, Inc. (referred to herein as "Metamor" or the "Company") is a leading provider of information technology ("IT") services with one of the broadest and most diverse service offerings available in the industry. Information technology services consist of services relating to systems that support the flow of information within and between companies and institutions through electronic means, including computer systems, software and peripheral systems. To meet the needs of its customers and implement solutions with flexible project delivery capabilities, Metamor offers a broad array of information technology services through six business units which are grouped in two reportable segments--Solutions and Project Support. (See Note 11 of the Consolidated Financial Statements). These six business units collectively offer the following services:

Solutions

     o complete development of software applications, integration of diverse systems and design and implementation of networks for connecting various computer systems and applications

     o resource planning capabilities for enterprise-wide information systems, including business transformation and training

     o software engineering specializing in the design, development, testing and quality assurance of software products

     o production support and product maintenance for mission critical application systems, code remediation and testing and custom development projects

     o capabilities to drive process improvement and other unique solutions to customers by industry, specializing in government services, telecommunications and other major sectors

Project Support

     o project support offering specialized and highly skilled information technology professionals with specific industry and technical expertise

    With information technology consultants and technology development centers located both domestically and abroad, Metamor delivers value-added services through a combination of geographic presence, industry focus and specialized technology practices. Metamor has major delivery capabilities in E-commerce that span all six business units.

     Metamor was founded in 1993 under the name COREStaff, Inc. In 1994, Metamor began offering information technology services to its customers and in 1998 divested itself of its traditional staffing services business. Many of Metamor's customers are Fortune 1000 corporations. Metamor also has a significant presence in the middle market with customer companies ranging in size from $100 million to $1 billion in annual revenues.

         The Company's principal executive offices are located at 4400 Post Oak Parkway, Suite 1100, Houston, Texas 77027-3413 (telephone: 713-548-3400).

THE INFORMATION TECHNOLOGY SERVICES INDUSTRY

     Many businesses today are facing intense competition, accelerating technological change, downsizing and widespread business process reengineering. Increasingly, these companies are turning to providers of information technology services to address these issues and to compete more effectively. As a result, the ability of an organization to integrate and deploy new information technologies has become increasingly critical and has led to a dramatic rise in demand for project management, software development and other computer-related services.

     Along with the increase in demand for IT services, the process of designing, developing and implementing information technology solutions has become increasingly complex. Companies are continuing to use a mix of traditional mainframe systems, while implementing newer decentralized, scalable architectures based on personal computers, client/server systems, local and wide area networks, shared databases and packaged application software. The use of these advanced decentralized or "distributed" systems, coupled with advancements in traditional or legacy systems, has greatly enhanced the ability of companies to derive business benefits from the application of information technology. Consequently, there is a significant upward trend in both the number of companies using information technology in new ways and the number of people, or "end users", within these organizations who now have access to critical information to improve their job performance and the delivery of services to their customers.

     The IT departments within these companies are challenged to successfully integrate and manage the variety and complexity of these technologies. They are also impacted by the issues associated with attracting and retaining IT professionals with the skill sets and experience necessary to support these mission critical system environments. At the same time, external economic factors have forced organizations to focus on core competencies and trim workforces in the management area. As a result, information technology managers are charged with developing and supporting increasingly complex systems and applications of significant strategic value, while working under budgetary, personnel and expertise constraints within their own organizations. It is therefore not surprising that many corporations have outsourced various IT service functions and/or have used the employees of information technology services firms to meet the increased demand for experienced technical talent.

     Information technology services is one of the fastest growing segments of the economy. According to Dataquest, a division of GartnerGroup, the worldwide market for information technology services was $218 billion in 1997 with a projected market of $472 billion in 2002, growing at an estimated compounded growth rate of 16.7%. Dataquest also projects that the U.S. information technology services market will grow from $95 billion in 1997 to $204 billion in 2002 at an annual compounded growth rate of 16.5%.

METAMOR SERVICE OFFERINGS

     Metamor's primary service offerings by business unit include:

Solutions

Metamor Consulting Solutions -- complete application development, systems integration and network design and implementation services within today's sophisticated information technology infrastructure. The services provided by this business unit include:

       o complete e-commerce, Internet and intranet solutions;

       o scalable computing architectures based on either a distribution of personal computers, called distributed systems, or client/server systems that connect a full function "server" computer with limited function "client" terminals;

       o computing solutions that use a collaboration of proprietary technology running within the computing environments created by Lotus Notes and Microsoft Exchange;

       o storage and retrieval of large amounts of data, called data warehousing;

       o systems integration; and

       o total information technology management.

Metamor Enterprise Solutions -- a complete ERP capabilities service for information systems. These services include:

       o ERP package implementation;

       o business process transformation;

       o management of system and other information technology changes;

       o global delivery, multi-lingual translation services;

       o training and education using software and applications published by leading vendors such as SAP, PeopleSoft, Oracle and Baan; and

       o learning (employee and end-user training) and technical documentation services.

Metamor Software Solutions -- a complete software engineering service specializing in the design, development, testing and quality assurance of software products for its clients. The services delivered through its software development centers include:

       o digital imaging;

       o business/consumer software products;

       o software embedded in peripheral devices, together with the software necessary to drive the peripheral devices, called embedded systems/device drivers; and

       o quality assurance engineering.

Metamor Global Solutions -- a global network of technology centers located across the United States and in India that are linked through a sophisticated satellite infrastructure. This global network provides the ability for clients to contact an open facility at any time through one contact point. Such integrated communication enables round-the-clock development and support capabilities 24 hours a day, seven days a week. Metamor Global Solutions serves a diverse set of information technology needs, including:

       o mission critical systems support: maintenance, enhancement and 24-hour help desk;

       o code remediation and testing services;

       o custom application development projects; and

       o reverse and re-engineering of systems.

Metamor Industry Solutions -- comprehensive vertical industry expertise is deployed through a network of industry subject matter experts. Services offered include:

       o technology application specific to industry requirements;

       o process improvement across various industry segments;

       o custom, industry-specific business solutions; and

       o application development for specific industries.

Project Support

Metamor Information Technology Services -- a project support service offering specialized and highly skilled information technology consultants, with industry and technical expertise. These skilled consultants meet specific customer needs at customer sites or at offsite/offshore technology development centers including:

       o project support;

       o project management; and

       o broad geographic presence.

     Metamor seeks to expand on its success by broadening the range of information technology services offered to its existing and prospective clients. Metamor's strategy is focused on internal growth, selective acquisitions and the continued development of additional complementary information technology services. Metamor believes that its business strategy will provide it with a competitive advantage in pursuing and maintaining major national, regional and international accounts, as well as in serving local markets. The key elements of Metamor's strategy are presented below.

     Enhance Leadership Position in the Information Technology Services Sector. In recent years, there has been a dramatic increase in demand for technical management support, software development and other information technology services resulting from the increased use of technology. This high level of demand, coupled with the value-added nature of such services, generally results in higher profit margins. Metamor has targeted the high-growth, high-margin information technology services sector as its primary growth area and intends to aggressively enhance its existing leadership position.

     Metamor established its information technology services group in September 1994. Through December 31, 1998, Metamor had acquired 36 information technology services businesses.

     Metamor believes that it is well positioned to capitalize on the anticipated continued growth in the information technology services industry due to its size, geographic breadth, industry experience and expertise in providing a wide range of information technology services and solutions.

     Broaden Range of Value-added Information Technology Services. Metamor believes that it can attract new clients and increase its revenues from existing clients by offering a broad range of services. Additionally, Metamor regularly evaluates emerging technologies and their potential benefit as new service offerings to clients. Based on these evaluations, Metamor may develop or expand the service lines of existing business units or acquire complementary businesses to enhance Metamor's ability to support the ongoing information technology requirements of its customers.

     Expand Use of Development Centers. Metamor maintains 20 technology development centers: 13 in the U.S., three in Germany, three in India and one in Australia. Metamor has the ability to satisfy a portion, or all, of a client's information technology requirements by leveraging its flexible delivery options:

     o projects completed solely at Metamor's technology centers and delivered to the customer

     o project team is distributed at client location and offshore, jointly working to deliver solutions

     o team or individuals onsite with the customer

     The ability to service the client's needs offsite at one of the centers rather than onsite provides Metamor with greater operating efficiencies and quality control. Metamor has acquired three offshore technology development centers in India that provide a significant cost advantage, as well as the ability to provide 24-hour service, seven days a week, 365 days a year to its clients. Metamor's costs in India are significantly lower than costs incurred for comparable resources in the U.S. Through satellite communications, clients are linked to Metamor's facilities in India, allowing Metamor IT consultants to access the customer's systems in the U.S. Due to the time difference between India and the U.S., Metamor creates a virtual "second shift" for its North American clients enabling rapid completion of projects and off-peak use of clients' technology resources. In addition, for larger projects with critical short time frames, the offshore facilities allow Metamor to have separate teams work on different development phases of the project at the same time to accelerate the time to completion. Metamor intends to continue to seek opportunities to expand the use of its facilities in India and the U.S., as well as evaluate other companies/facilities that could provide similar cost advantages.

RECENT DEVELOPMENTS

         Decan. As of March 26, 1999, the Company had acquired approximately 62% of the equity interest of Decan, a publicly traded, French-based Solutions company, and has made a public cash tender offer for the remaining shares of Decan.

         GE Capital Consulting. On March 26, 1999, the Company acquired GE Capital Consulting, a wholly owned subsidiary of General Electric Capital Corporation. Subsequent to the acquisition, the Company changed the name of the business to Metamor Business Solutions. Metamor Business Solutions provides a comprehensive range of customized technology-based solutions to its clients.

INTEGRATION OF ACQUIRED COMPANIES

     Metamor is continually seeking acquisition opportunities that will enhance its service offerings and believes there are a substantial number of attractive acquisition candidates in the information technology services industry. Metamor from time to time enters into discussions and non-binding letters of intent that may lead to acquisitions. However, we cannot assure that future acquisitions will be consummated.

     Management begins integrating newly acquired companies as soon as practicable. Generally, this process involves formalizing and standardizing each acquired company's marketing and sales programs and certain operating procedures. In some cases, Metamor closes certain of the acquired company's offices and merges its operations and personnel into Metamor's existing businesses.

SALES AND MARKETING

     Metamor has developed a sales and marketing strategy that focuses on national, regional and local accounts, as well as on specific industries and functional areas of expertise. Regional and local accounts are targeted by account managers at the regional offices, enabling Metamor to capitalize on the local expertise and established relationships of its regionally-dispersed employees. Such accounts are solicited through personal sales presentations, telephone marketing, direct mail solicitation, referrals from clients and advertising in a variety of local and national media, including newspapers, trade publications, radio and outdoor advertising. Metamor also conducts public relations activities designed to enhance public recognition of Metamor and its services. Local employees are encouraged to be active in civic organizations and industry trade groups to facilitate the development of new customer relationships.

     Metamor's national marketing effort is coordinated by management at the corporate level, which enables Metamor to develop a consistent, focused strategy to pursue new business opportunities. This strategy allows Metamor to leverage the capabilities of each of its business units and cross-sell its solutions.

RETENTION AND RECRUITING

     In the information technology services industry, the demand for software engineers and technology consultants significantly exceeds supply. Metamor's success depends in large part on its ability to attract, develop, motivate and retain highly-skilled information technology consultants. Metamor recruits from a number of countries, including the U.S., India, the U.K., Canada, Singapore, Australia, South Africa and the Philippines. Metamor has a nationwide network of over 200 full-time information technology recruiters using a database of more than 200,000 qualified information technology consultants, as well as 42 international recruiting alliances. Metamor also uses an Internet-based recruiting program and advertises in leading newspapers and trade magazines. In addition, Metamor has a program focused on hiring and training recent college graduates. To ensure high quality people, Metamor follows a selection process that includes interviews, tests and reference checks.

ASSESSMENT AND TRAINING

     In order to meet the needs and requirements of its clients and to enhance the marketability and job satisfaction of its employees, Metamor uses a comprehensive system to assess and train its employees. Metamor screens potential temporary employees and contract consultants and provides employees with a personal and on-line workplace orientation that is tailored to the practices and policies of specific clients. In addition, the Metamor University website offers a variety of training opportunities including over 300 computer-based training programs in client/server and mainframe/midrange applications development and maintenance, technical specifications, testing, pre-certification exams, white papers, links and on-line technical support. Instructor-led classes ranging from recruiting and sales to management and leadership are also offered.

EMPLOYEES

     At December 31, 1998, Metamor employed approximately 9,000 full-time employees and consultants. As of December 31, 1998, approximately 1,500 of Metamor's consultants were citizens of other countries working in the U.S. under various visa (work permit) arrangements. Metamor is not a party to any collective bargaining agreements and considers its relationships with its employees to be satisfactory.

EXECUTIVE OFFICERS

         The following table sets forth certain information about the Company's executive officers as of March 15, 1999:

      NAME             AGE           POSITION
      ----             ---           --------
Michael T. Willis      54     Chairman of the Board and
                                  Chief Executive Officer
Kenneth R. Johnsen     45     President and Chief Operating Officer
George W. Fink         51     Vice Chairman
Jacques F. Mottard     46     President - European Operations
Peter T. Dameris       39     Executive Vice President and
                                 Secretary
Edward L. Pierce       42     Senior Vice President, Chief Financial
                                     Officer and Assistant Secretary
Margaret G. Reed       38     Vice President, General Counsel and
                                 Assistant Secretary
Kevin P. Cohn          29     Corporate Controller

         MICHAEL T. WILLIS, age 54, served as Chairman of the Board, Chief Executive Officer and President of Metamor since its formation in July 1993. In October 1998, he resigned as President and continues as Chairman of the Board and Chief Executive Officer. Mr. Willis is also a director of Southwest Bancorporation of Texas, Inc. and its subsidiary, Southwest Bank of Texas, N.A., Province Healthcare Company and Quanta Services, Inc.

         KENNETH R. JOHNSEN, age 45, has served as a director since December 1998 and the President and Chief Operating Officer of Metamor since October 1998. From May 1997 until October 1998, he was an Executive Vice President of Metamor and President of Metamor Solutions. Prior to joining Metamor, Mr. Johnsen was employed with IBM Corporation since 1975 in various managerial capacities, including Vice President of Worldwide Commercial Operations for IBM PC Company from January 1997 to May 1997, Vice President, Business Services and Business Development for ISSC, IBM's outsourcing subsidiary, from January 1994 to December 1996, and General Manager of IBM China/Hong Kong from September 1991 to December 1993. Mr. Johnsen is also a Director of Citadel Computer Systems Incorporated.

         GEORGE W. FINK, age 51, has served as a director since December 1998 and Vice Chairman since October 1998. Prior thereto he was an Executive Vice President of Metamor and President of COMSYS Information Technology Services since September 1995. Prior to joining Metamor, Mr. Fink was self-employed, managing a variety of personal investments. From June 1986 until July 1993 and from August 1993 until March 1994, Mr. Fink served as President and Chief Executive Officer of Remco America, Inc. and Rent-A-Center, respectively. Prior to joining Remco, Mr. Fink was a partner with Ernst & Young LLP and a director of the Houston Office Entrepreneurial Services Group.

         JACQUES F. MOTTARD, age 46, has served as President of European Operations since February 1999. Mr. Mottard founded and has served as President of Decan Groupe since 1989.

         PETER T. DAMERIS, age 39, has served as an Executive Vice President of Metamor since January 1999. From September 1996 through January 1999, Mr. Dameris served as Senior Vice President, General Counsel and Secretary of Metamor and as Vice President, General Counsel and Secretary of Metamor since January 1995. Mr. Dameris served as outside counsel to Metamor since its formation in July 1993 and was a partner with the law firm of Cochran, Rooke and Craft, LLP.

         EDWARD L. PIERCE, age 42, has served as Senior Vice President, Chief Financial Officer and Assistant Secretary of Metamor since September 1996. Mr. Pierce previously served as Vice President-Finance and prior thereto as Vice President and Controller of Metamor. Prior to joining Metamor in November 1994, Mr. Pierce served in various financial management capacities with American Oil and Gas Corporation, including Corporate Controller and Director of Accounting, Taxation and Reporting from January 1990 to November 1994 and as an Audit Manager for Arthur Andersen & Co. prior thereto.

         MARGARET G. REED, age 38, has served as Vice President, General Counsel and Assistant Secretary of Metamor since January 1999. Ms. Reed served as Associate General Counsel since February 1996 and as Vice President, Associate General Counsel and Assistant Secretary since April 1998. Prior thereto, Ms. Reed was an associate with the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P.

         KEVIN P. COHN, age 29, has served as Corporate Controller of Metamor since February 1999. Prior thereto, Mr. Cohn served as a Director of Mergers and Acquisitions for Metamor since December 1997. From November 1994 through November 1997, Mr. Cohn was employed by Ernst & Young LLP where he served most recently as an Audit Manager. Prior thereto, Mr. Cohn was employed by Arthur Andersen LLP.

ITEM 2.  PROPERTIES

Technology Development Centers and Branch Offices

         Metamor maintains 20 technology development centers, of which 13 are in the U.S., three are in Germany, three are in India and one is in Australia. Metamor also provides information technology services through 78 branch offices located in the U.S., India, Europe and Australia. All of Metamor's technology development centers and branch offices are leased with an average lease term of three to five years.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is, from time to time, a party to ordinary, routine litigation incidental to the Company's business, including discrimination, wrongful termination, harassment and other similar claims.

     The principal risks that the Company insures against are personal injury, property damage, professional malpractice, errors and omissions and fidelity losses. The Company maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable and prudent. In the opinion of management, the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal year 1998.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Metamor's Common Stock is traded on the Nasdaq National Market under the symbol "MMWW." The following table sets forth the range of the low and high closing prices of the Common Stock as reported on the Nasdaq National Market for the last two fiscal years.


                                              LOW               HIGH
                                              ---               ----
         YEAR ENDED DECEMBER 31, 1998
         First Quarter                       $21 3/8          $39 1/16
         Second Quarter                      $28 15/16        $39 1/16
         Third Quarter                       $23              $37 1/4
         Fourth Quarter                      $19 15/32        $28



         YEAR ENDED DECEMBER 31, 1997
         First Quarter                       $19 5/16         $25 7/8
         Second Quarter                      $16 7/8          $27
         Third Quarter                       $25 7/8          $32 5/8
         Fourth Quarter                      $22 7/8          $34 3/4

         There were 201 holders of record of Common Stock and an estimated 12,000 beneficial owners as of March 19, 1999. The Company has not paid any cash dividends on its Common Stock or Class B Non-Voting Common Stock and does not anticipate doing so in the foreseeable future. The Company currently intends to retain any earnings to fund the expansion and development of its business. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements and such other factors as the Board of Directors deems relevant. In addition, the Company's Senior Credit Agreement generally limits the payment of cash dividends to 50% of its net income.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected historical consolidated financial data were derived from the Company's Consolidated Financial Statements, which have been audited by Ernst & Young LLP, independent auditors. The Company's selected historical consolidated financial data have been restated to present as discontinued operations the Company's staffing services business, which was sold on July 8, 1998. The selected historical consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included elsewhere herein.

                                                                  Year Ended December 31,
                                               -----------------------------------------------------------------
                                                 1994          1995          1996          1997          1998
                                               ---------     ---------     ---------     ---------     ---------
                                                             (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues from services                         $  27,800     $ 110,725     $ 266,959     $ 530,364     $ 850,487
Cost of services                                  20,661        80,345       192,191       376,956       567,568
                                               ---------     ---------     ---------     ---------     ---------
Gross profit                                       7,139        30,380        74,768       153,408       282,919
Operating costs and expenses                       7,811        26,844        56,836       113,132       204,003
                                               ---------     ---------     ---------     ---------     ---------
Operating income (loss)                             (672)        3,536        17,932        40,276        78,916
Other income (expense)                              (604)       (3,106)       (3,819)       (8,677)      (15,357)
                                               ---------     ---------     ---------     ---------     ---------
 Income (loss) from continuing operations
    before income taxes                           (1,276)          430        14,113        31,599        63,559
Provision (benefit) for income taxes                (552)          378         6,515        13,273        26,697
                                               ---------     ---------     ---------     ---------     ---------
Income (loss) from continuing operations            (724)           52         7,598        18,326        36,862
Income from discontinued operations                2,273         6,305         9,796         8,477        28,929
                                               ---------     ---------     ---------     ---------     ---------
Income before extraordinary loss                   1,549         6,357        17,394        26,803        65,791
Extraordinary loss (1)                                --            --          (940)           --            --
                                               ---------     ---------     ---------     ---------     ---------
Net income                                     $   1,549     $   6,357     $  16,454     $  26,803     $  65,791
                                               =========     =========     =========     =========     =========
Earnings per share (diluted): (2)
   Income (loss) from continuing operations    $   (0.06)    $   (0.03)    $    0.25     $    0.56     $    1.11
   Income from discontinued operations              0.13          0.32          0.32          0.26          0.77
   Extraordinary loss                                 --            --         (0.03)           --            --
                                               ---------     ---------     ---------     ---------     ---------
   Net income                                  $    0.07     $    0.29     $    0.54     $    0.82     $    1.88
                                               =========     =========     =========     =========     =========
Number of shares used in computing diluted
   earnings per share                             17,587        19,715        30,365        32,608        38,665


                                                                           December 31,
                                               -----------------------------------------------------------------
                                                 1994          1995          1996          1997          1998
                                               ---------     ---------     ---------     ---------     ---------
                                                                         (in thousands)
BALANCE SHEET DATA:
Working capital                                $   3,592     $  16,879     $  55,226     $  82,350     $  53,549
Total assets                                      78,681       132,813       367,921       579,211       761,999
Long-term debt, net of current maturities         50,028        43,315       107,839       246,883       238,115
Stockholders' equity                              19,485        75,165       230,917       262,597       338,745

(1) Extraordinary loss of $1.4 million ($0.9 million after income taxes) related to the write-off of deferred loan costs of a revolving credit facility that was extinguished in November 1996. Earnings per share for 1996 include the extraordinary loss of $0.03 per share.

(2) Since inception, the Company has not declared or paid any cash dividends on its common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Selected Financial Data and the Company's Consolidated Financial Statements included elsewhere herein.

INTRODUCTION

     Since its inception in July 1993, the Company's growth has been the result of acquisitions of businesses coupled with high internal growth. Through December 31, 1998, the Company had completed the acquisition of 36 businesses in the Information Technology (IT) Services sector. All acquisitions completed by the Company have been accounted for as purchases. Accordingly, the historical Consolidated Financial Statements of the Company include the operating results of the acquired businesses from the date of acquisition.

     As a result of the strategic repositioning of the Company to focus exclusively on its core Solutions and Project Support services businesses, management and the board of directors approved the sale of the Company's staffing services business during 1998. On July 8, 1998, the Company completed the sale of this business to The Corporate Services Group PLC. The historical Consolidated Financial Statements have been restated to reflect the staffing services business as discontinued operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

                                       1998        1997
                                     --------    --------
                                     (IN THOUSANDS, EXCEPT
                                      PER SHARE AMOUNTS)
Revenues from services:
  Solutions                          $367,445    $140,806
  Project Support                     483,042     389,558
                                     --------    --------
    Total                             850,487     530,364
Gross profit:
  Solutions                           151,112      51,877
  Project Support                     131,807     101,531
                                     --------    --------
    Total                             282,919     153,408
Operating income                       78,916      40,276
Income from continuing operations      36,862      18,326
Net income                             65,791      26,803
Earnings per share (diluted):
  Continuing operations              $   1.11    $   0.56
  Discontinued operations                0.77        0.26
                                     --------    --------
  Net income                         $   1.88    $   0.82
                                     ========    ========

    Revenues. Revenues from continuing operations for 1998 increased 60.4% from 1997. The increase in revenues and gross profit related to (i) the internal growth of the business, (ii) inclusion of a full year's operating results of the 8 businesses acquired in 1997 and (iii) inclusion of the operating results from the date of acquisition of the 16 businesses acquired in 1998.

     On a pro forma basis, which assumes all acquisitions consummated through December 31, 1998 were completed as of January 1, 1997, the Company's consolidated revenue growth rate for 1998 was 29.8%. The pro forma growth rates for the Company's Solutions and Project Support businesses were 56.6% and 13.1%, respectively. Because of the high growth rate of the Company's Solutions unit and the acquisitions of businesses in that sector, the Company's business mix has shifted significantly toward higher-margin Solutions services. In 1998, the Solutions business accounted for over 46.4% of pro forma revenues up from 38.5% in 1997.

    Gross Profit. Gross profit from continuing operations for 1998 increased 84.4% over 1997. The improvement related to the 60.4% increase in revenues and the expansion in gross margin from 28.9% in 1997 to 33.3% in 1998. This expansion reflects an improvement in gross margin of the Company's service units and the shift in business mix toward higher-margin Solutions services. The favorable mix shift related to the high growth of the Solutions business as compared with the Company's Project Support business and the effects of the acquired Solutions businesses. The Company's Solutions business accounted for 53.4% of consolidated gross profit in 1998 compared with 33.8% of consolidated gross profit in 1997.

    On a pro forma basis, gross profit for 1998 increased 39.8% over 1997. This improvement related to the internal revenue growth rate of 29.8% and the expansion in gross margin. The pro forma gross margin for 1998 was 33.7%, up from 31.3% in 1997. This improvement reflected margin expansion in both business units and the favorable shift in business mix. The pro forma gross margin for the Company's Project Support business for 1998 was 27.3%, up from 26.4% in 1997. The pro forma gross margin for the Solutions business in 1998 was 41.1%, up from 39.1% in 1997, due to higher utilization and mix improvements. In 1998, the Company's Solutions business accounted for 56.6% of pro forma gross profit, up from 48.1% for 1997.

    Operating Costs and Expenses. Selling, general and administrative ("SG&A") expenses for 1998 totaled $187.7 million (22.1% of revenues), compared with $104.0 million (19.6% of revenues) for 1997. The increase in SG&A expenses primarily related to (i) internal growth of the Company, (ii) the effects of acquisitions and (iii) higher expenses at the corporate level to support growth. During 1997 and 1998, the Company's acquisition program has primarily focused on the acquisition of Solutions businesses. These businesses have higher SG&A expense margins (SG&A expense as a percentage of revenues) than the Company's Project Support business due to higher infrastructure and service delivery costs associated with providing project management services.

    Depreciation totaled $7.1 million for 1998 compared with $4.0 million in 1997. The increase in depreciation primarily related to the fixed assets of the businesses acquired and, to a lesser extent, depreciation on capital expenditures made post-acquisition. Amortization of $9.2 million and $5.1 million for 1998 and 1997, respectively, related to amortization of intangible assets of the acquired businesses.

    Non-Operating Costs and Expenses. Interest expense for 1998 totaled $18.9 million compared with $12.6 million for 1997. The increase in interest expense related to borrowings under the Senior Credit Agreement to fund the Company's acquisition program and its stock repurchase program.

    Interest expense was allocated between continuing and discontinued operations based on net assets of the respective business units. Interest expense related to continuing operations for 1998 totaled $16.0 million, up from $8.4 million for 1997.

    Provision for Income Taxes. The provision for income taxes for 1998 was $26.7 million (an effective tax rate of 42.0%), compared with $13.3 million (an effective tax rate of 42.0%) for 1997.

    Income from Continuing Operations. Due to the factors described above, income from continuing operations for 1998 was $36.9 million (4.3% of revenues) compared with $18.3 million (3.5% of revenues) for 1997.

    Income from Discontinued Operations. Income from discontinued operations, net of applicable income taxes, for 1998 was $3.4 million compared with $8.5 million for 1997. The decrease in income is due to the sale of the Company's staffing services business on July 8, 1998. This business was sold to The Corporate Services Group PLC for $250 million, plus excess working capital. The after-tax gain on the sale of this business totaled $25.6 million or approximately $0.66 per share. This gain included an estimate of the post-closing adjustment for excess working capital. Any difference between the estimated amount and the actual adjustment will result in an adjustment to the gain. The Company expects to finalize this adjustment in the second quarter of 1999.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

                                             1997        1996
                                          ---------    ---------
                                           (IN THOUSANDS, EXCEPT
                                             PER SHARE AMOUNTS)
Revenues from services                    $ 530,364    $ 266,959
Gross profit                                153,408       74,768
Operating income                             40,276       17,932
Income from continuing operations            18,326        7,598
Income from discontinued operations           8,477        9,796
Income before extraordinary loss             26,803       17,394
Net income                                   26,803       16,454
Earnings per share (diluted):
   Income from continuing operations      $    0.56    $    0.25
   Income from discontinued operations         0.26         0.32
   Extraordinary loss                            --        (0.03)
                                          ---------    ---------
                                          $    0.82    $    0.54
                                          =========    =========

    Summary. Income from continuing operations for 1997 increased 141.2% to $18.3 million compared with $7.6 million for 1996. Included in the 1996 results are the after-tax effects of two one-time charges totaling $2.3 million, or $0.08 per share, for (i) the write-down of $1.4 million ($0.05 per share after tax) of the Company's physical therapy staffing business, a non-core business that was sold in January 1997 and (ii) an extraordinary loss of $1.4 million ($0.9 million after income taxes, or $0.03 per share) related to the write-off of deferred loan costs of a $130 million credit facility that was extinguished in November 1996.

    Revenues. Revenues from continuing operations for 1997 increased 98.7% to $530.4 million, up from $267.0 million in 1996. This improvement related to (i) the internal growth of the business, (ii) inclusion of a full year's operating results of the 10 businesses acquired in 1996 and (iii) inclusion of the operating results from the date of acquisition of the 8 businesses acquired in 1997. In March 1997, the Company began offering Solutions services following the acquisition of Metamor Technologies, Ltd. For the full year 1997, the Company acquired 5 Solutions businesses and revenues from these businesses accounted for 26.5% of consolidated 1997 revenues.

    Gross Profit. Gross profit for 1997 increased 105.2% over 1996 as a result of the growth in revenues and gross margin expansion. Gross margin for 1997 was 28.9% compared with 28.0% for 1996. The expansion in gross margin reflects the favorable shift in business mix toward higher-margin Solutions services. The Solutions business accounted for 33.8% of consolidated gross profit in 1997. Besides the higher gross margin of the Solutions business as compared with the Company's Project Support unit, the internal growth rate for the Solutions business is also considerably higher.

    Operating Costs and Expenses. Selling, general and administrative ("SG&A") expenses for 1997 totaled $104.0 million (19.6% of revenues), compared with $53.1 million (19.9% of revenues) for 1996. The increase in SG&A expenses primarily related to (i) the effects of acquisitions, (ii) internal growth of the business and (iii) higher expenses at the corporate level to support the growth of the Company.

    Substantially all of the SG&A expenses were incurred by the operating groups, which reflects the decentralized nature of the Company's operations. The front office activities (e.g. project management, marketing, recruiting, etc.) and most of the accounting and administrative activities of the operating groups are performed at the subsidiary level. SG&A expenses at the corporate level totaled $7.3 million for 1997 compared with $6.4 million for 1996. Corporate SG&A expenses primarily related to salaries and benefits of personnel responsible for corporate activities, including its acquisition program, management and certain marketing, administrative and reporting responsibilities. The increase in corporate SG&A expenses reflects personnel additions necessary to accommodate the growth of the Company.

    Depreciation totaled $4.0 million and $1.5 million for 1997 and 1996, respectively. The increase in depreciation primarily related to the fixed assets of the businesses acquired and, to a lesser extent, depreciation on capital expenditures made post-acquisition. Amortization of $5.1 million and $2.3 million for 1997 and 1996, respectively, related to amortization of intangible assets of the acquired businesses.

    Non-Operating Costs and Expenses. Interest expense for 1997 totaled $12.6 million compared with $4.7 million for 1996. The increase in interest expense related to the higher level of borrowings outstanding during the year primarily as a result of the Company's acquisition program. Interest expense was allocated between continuing operations and discontinued operations based on net assets of the respective business units. Interest expense from continuing operations for 1997 totaled $8.4 million compared with $2.7 million for 1996.

    Provision for Income Taxes. The provision for income taxes for 1997 was $13.3 million (an effective tax rate of 42.0%), compared with $6.5 million (an effective tax rate of 46.2%) for 1996. The higher effective tax rate in 1996 related to effects of the write-down of the Company's physical therapy staffing business as virtually all of the $1.4 million write-down was not deductible for income tax purposes due to the Company's low tax basis in the goodwill of that business.

    Income from Continuing Operations. Due to the factors described above, income from continuing operations for 1997 was $18.3 million (3.5% of revenues) compared with $7.6 million (2.8% of revenues) for 1996.

    Income from Discontinued Operations. Income from discontinued operations, net of applicable income taxes, for 1997 was $8.5 million compared with $9.8 million for 1996. The decrease in income related to a charge of $5.8 million associated with a planned deployment of a new integrated information system for the Company's staffing services business unit, partially offset by growth in gross profit.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's capital requirements have principally related to the acquisition of businesses, working capital needs and capital expenditures. These requirements have been met through a combination of bank debt, issuances of securities and internally generated funds.

     During 1998, the Company made cash payments for acquisitions of $209.9 million. These payments were comprised of (i) $184.8 million paid to sellers of businesses acquired in 1998, and (ii) $25.1 million of post-closing purchase consideration ("Earnouts") paid to sellers based on the post-acquisition increase in earnings before interest and taxes ("EBIT"), as defined. At December 31, 1998, the Company accrued $64.2 million for Earnouts that were based upon 1998 operating performance. These Earnouts are expected to be paid by the end of April 1999. The remaining Earnouts are capped at $221.1 million and are based upon operating performance for 1999. Based on current growth rates and operating trends, the Company estimates the remaining Earnouts will be approximately $104.1 million. These Earnouts will be paid in the first half of 2000. The Company expects to fund the payment of the Earnouts out of borrowings under its Senior Credit Agreement.

    Capital expenditures totaled $35.5 million and $35.2 million for the years ended 1998 and 1997, respectively. The majority of these expenditures related to
(i) the development of an integrated front and back office information system for the staffing services business, which was included with the sale of that business, (ii) computer equipment and software for technical consultants, and
(iii) furniture, fixtures and equipment related to business expansion.

    The Company estimates that capital expenditures for 1999 will be approximately $50.0 million, half of which relates to the development and implementation of a back office system for all business units and the enhancement or replacement of the existing front office systems. The new back office system is expected to be operational in mid-1999 and most of the business units will be transitioned to the new system by the end of 1999. The remaining planned capital expenditures for 1999 are normal recurring items necessary to support business expansion and the anticipated growth in the number of technical consultants. The Company expects to fund these capital expenditures primarily out of cash flows from operations and with borrowings under its Senior Credit Agreement.

    The Company had working capital of $53.5 million and $82.4 million at December 31, 1998 and 1997, respectively. The Company had cash and cash equivalents of $21.6 million and $6.9 million at December 31, 1998 and 1997, respectively. The Company's operating cash flows and working capital requirements are significantly affected by the timing of payroll and the receipt of payment from the customer. Generally, the Company pays its consultants semi-monthly and receives payments from customers on average within 30 to 80 days from the date of invoice. Cash flows provided by operating activities were $7.3 million and $10.7 million for the years ended December 31, 1998 and 1997, respectively.

    As a result of the strategic repositioning of the Company to focus exclusively on its core Solutions and Project Support services businesses, management and the board of directors approved a plan to sell the Company's Staffing Services business. On July 8, 1998, this business was sold to The Corporate Services Group PLC for $250 million in cash, plus excess working capital. Proceeds from the sale were used to repay borrowings under the Senior Credit Agreement.

    Under terms of the Company's Senior Credit Agreement, the Company may borrow under its revolving credit facility the lesser of $335 million or 3.5 times Pro Forma Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization of all acquired businesses for the preceding twelve-month period). The commitment can be raised to $400 million. Borrowings under the facility bear interest, at the Company's option, at LIBOR or the bank's base rate, plus the applicable margin. A fee of 0.175% to 0.375% is payable on the unused portion of the commitment. The Senior Credit Agreement contains certain covenants which, among other things, limit total debt to 5.25 times Pro Forma Adjusted EBITDA, limit the payment of dividends and require the maintenance of certain financial ratios.

    As of December 31, 1998, the Company had outstanding borrowings under the Senior Credit Agreement of $43.0 million and remaining availability (after deducting outstanding letters of credit of $1.9 million) of $290.1 million. The weighted average interest rate of the Company's outstanding borrowings under the Senior Credit Agreement was 7.17% at December 31, 1998.

    On August 15, 1997, the Company sold $230 million of 2.94% convertible subordinated notes due 2004. The notes were issued at an original price of 83.991% of the principal amount at maturity. The notes are convertible into common stock of the Company at a conversion rate of 23.7397 shares per $1,000 note. The notes are redeemable by the Company, in whole or in part, after August 18, 2000, at a redemption price equal to the original price of the note plus accrued original issue discount. Net proceeds of approximately $187.8 million from the sale of the notes were used to repay a portion of the indebtedness under the Senior Credit Agreement. At December 31, 1998, the carrying value of the notes was $194.7 million.

    On June 24, 1997, the Company entered into a three-year interest rate swap agreement to reduce a portion of its interest rate exposure on borrowings under the Senior Credit Agreement. Under terms of this agreement, the Company will pay the counterparty 6.05% on notional principal of $25.0 million and the counterparty will pay the Company interest at a variable rate based on LIBOR.

    On August 28, 1998, the Company's board of directors approved a plan for the Company to repurchase up to 2.0 million shares of its common stock. As of December 31, 1998, the Company had repurchased 820,100 shares at an average price of $22.19. Upon repurchase, the shares were retired.

    Subsequent to December 31, 1998, the Company entered into agreements to acquire two businesses, which are expected to close by the end of April 1999. After funding these acquisitions and the payment of the accrued Earnouts, the Company estimates that it will have approximately $330 million of outstanding borrowings under its Senior Credit Agreement. The Company has formally notified the agent bank in the Senior Credit Agreement to increase the commitment as allowed under its terms and it expects this increase will be effective in early April. This increase in commitment will be sufficient to meet the Company's planned capital requirements through early 2000.

    To meet its longer-term capital requirements, the Company is involved in discussions with its lead commercial banks to expand its senior borrowing capacity. Based on the growth that has occurred in the Company's Pro Forma EBITDA since the commitment levels were last set, the Company believes that it will be able to increase sufficiently its senior borrowing capacity to meet its longer-term capital requirements. The Company expects the expanded credit facility to be in place by the end of the second quarter of 1999.

    The Company's capital requirements, which include funding for its acquisition program, are dependent upon, among other things, the number, quality and pricing of the acquisition opportunities and its capital availability. Although the Company believes it will be able to maintain a moderately sized acquisition program, a significantly larger program would require additional capital. Although management believes that the Company will be able to obtain sufficient capital to fund acquisitions there can be no assurance that such capital will be available to the Company at the time it is required or on terms acceptable to the Company.

INFLATION

    The effects of inflation on the Company's operations were not significant during the periods presented in the financial statements.

RISK FACTORS

         Our business operations and financial results are subject to various uncertainties and future developments that cannot be predicted. These principal risks and uncertainties are identified below.

FORWARD-LOOKING INFORMATION

         This Annual Report contains various forward-looking statements and information that are based on management's belief as well as assumptions made by and information currently available to management. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "would," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of such terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in this Risk Factors section and in the documents that are incorporated by reference. These and many other factors could affect our future financial and operating results. These factors could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by or on behalf of us. Among the key factors that may have a direct bearing on our operating results are fluctuations in the economy, the degree and nature of competition, demand for our services, and our ability to integrate the operations of acquired businesses, to recruit and place information technology consultants, to expand into new markets and to maintain profit margins in the face of pricing pressures. We encourage you to read carefully our discussion of these factors, as described in the paragraphs below.

FLUCTUATIONS OF QUARTERLY OPERATING RESULTS

     We have experienced fluctuations in our quarterly results. Our revenues and gross margins in a particular quarter will vary depending upon a number of factors, including:

     o general economic conditions, which may influence our clients and potential clients to invest in their information systems or to downsize their businesses;

     o the number and requirements of client engagements;

     o employee hiring, attrition and utilization rates;

     o changes in the rates we are able to charge clients for our services;

     o the number of billing days, consultants' vacations and paid time off;

     o seasonality of our clients' businesses;

     o the number, terms and size of acquisitions, if any, during a period; and

     o other factors, many of which are beyond our control.

         Since a significant portion of our expenses will not vary relative to the level of revenues, lower than expected revenues may significantly affect operating results. Demand for services in the IT services business is typically lower during the first quarter until clients' operating budgets are finalized. The productivity of our salaried technical consultants is lower in the third and fourth quarters due to fewer billing days because of the higher number of holidays and vacation days. In addition, efforts by our clients to address Year 2000 issues may absorb a substantial part of their information technology budgets in the near term. There is much speculation that the cost of Year 2000 compliance efforts will significantly reduce spending on non-Year 2000 products and services through January 1, 2000, and this may have an effect on demand for our services. The impact of Year 2000 issues on our future growth is difficult to assess, but is a risk to be considered in evaluating our growth.

VOLATILITY OF STOCK PRICE

         Our stock price has been volatile. Future revenues, earnings and stock prices may be subject to wide swings, particularly on a quarterly basis, in response to variations in operating and financial results, anticipated revenue and/or earnings growth rates, competitive pressures, market place conditions and other factors. Our stock price is predominantly based on current expectations of sustainable future revenue and earnings growth rates. Any failure to meet anticipated revenue and earnings levels in a period or any negative change in our perceived long-term growth prospects would likely have a significant adverse effect on our stock price.

TERMINATION OF CLIENT CONTRACTS

    Fees from project-based contracts are a fundamental component of our Solutions revenues. Such fees represent an increasingly greater percentage of our total revenues and are dependent upon our clients' continuing to perceive an increasing need to use our services on existing and future information technology initiatives. If our clients' information technology requirements or budgets were to decrease in scale or their initiatives delayed and/or if such clients were to perceive alternatives to relying upon our current service offerings, our revenues would be adversely impacted. Many of our engagements are terminable without client penalty. An unanticipated termination of a major project could result in an increase in underutilized employees and a decrease in revenues and profits.

COMPETITION FROM LARGE COMPETITORS AND CLIENTS' INTERNAL RESOURCES

    The information technology services industry is highly competitive with limited barriers to entry and rapid change. The industry is served by many national, regional and local companies, including full service agencies and specialized temporary services agencies. Our primary competitors include a variety of market segments, including:

     o "Big Five" accounting firms;

     o large systems consulting and implementation firms; and

     o large general management consulting firms.

    Many of our competitors have significantly greater financial, technical and marketing resources and greater name recognition. In addition, we compete with our clients' internal resources, particularly where these resources represent a fixed cost to the client. Such competition may impose additional pricing pressures. We expect that the level of competition will remain high in the future.

FAILURE TO ATTRACT AND RETAIN QUALIFIED INFORMATION TECHNOLOGY CONSULTANTS

    Our continued success will depend in large part on our ability to attract, retain and motivate highly-skilled employees, particularly project managers and other senior technical personnel. The qualified project managers that we require are in great demand and are likely to remain a limited resource for the foreseeable future.

FIXED-BID AND FEE-CAPPED PROJECTS

    We undertake projects on a fixed-bid or fee-capped basis, which are different than our principal method of billing on a time and materials basis. For the year ended December 31, 1998, we realized approximately 4.5% of our revenues from fixed-bid or fee-capped projects. Our failure to complete fixed-bid and fee-capped projects within budget or below the cap would expose us to cost overruns.

LIABILITY FOR EMPLOYEE AND CLIENT ACTIONS

    We may incur liability through our placement of consultants in the workplaces of our clients' businesses. Risks of such placement include possible claims of:

     o errors and omissions;

     o misuse of client proprietary information;

     o misappropriation of funds;

     o discrimination and harassment;

     o theft of client property; or

     o other criminal activity or torts;

     Although historically we have not experienced any material claims of these types, we cannot be certain that we will not experience these types of claims in the future. To reduce our exposure, we maintain insurance covering general liability and errors and omissions. However, insurance may not cover all such claims, and insurance coverage may not continue to be available in an amount adequate to cover these types of liabilities.

INTELLECTUAL PROPERTY RIGHTS

     Our success in the information technology services business depends upon our software deployment and methodology and other proprietary intellectual property rights. We do not hold any patents or registered copyrights. We rely on a combination of trade secret, nondisclosure and other contractual arrangements and technical measures, and copyright and trademark laws, to protect our proprietary rights. We generally enter into confidentiality agreements with our employees, consultants, clients and potential clients and limit access to and distribution of our proprietary information.

     Our businesses include the development of custom software applications in connection with specific client engagements. Ownership of such software is generally assigned to the client. In addition, we develop object-oriented software components that can be reused in software application development and certain foundation and application software products, or software "tools," most of which remain our property.

     Although we believe that our services and products do not infringe on the intellectual property rights of others, other parties may nevertheless make infringement claims against the combined company in the future.

DEVELOPMENT OF NEW SOLUTIONS

    Our continued success depends in part on our ability to outpace larger and better-known competitors. We must continue to develop information technology solutions that keep pace with rapid changes in information technology, evolving industry standards and changing client preferences. If we do not adequately address new developments in a timely manner, we may not be able to keep our present customers or attract new clients. In addition, products or technologies developed by others may make our services uncompetitive or obsolete.

DEPENDENCE ON A SUCCESSFUL ACQUISITION STRATEGY

    In the past five years, we have grown significantly through acquisitions, and our future growth may be based in part on selected acquisitions. The competition that we face for acquisition candidates may result in fewer potential acquisitions, as well as less advantageous acquisition terms, such as price. In addition, our ability to expand successfully by acquisitions depends on our ability to overcome many obstacles, including the successful identification and acquisition of businesses and management's ability to integrate and operate the new businesses effectively.

SUCCESSFUL INTEGRATION OF ACQUIRED BUSINESSES

    Our financial results and prospects depend in large part on our ability to successfully integrate, manage and maintain the operating efficiencies and productivity of acquired businesses. In particular, our ability to reap the benefits of acquired operations depends on a number of factors, including the ability of the combined companies to:

     o maintain low administrative costs;

     o successfully combine markets and services offered;

     o generate economies of scale; and

     o capitalize on their combined service and marketing base and strategic position.

MAINTENANCE OF RAPID GROWTH

We cannot guarantee that we will be able to continue to expand and successfully manage our growth. Our ability to continue to grow will depend on a number of factors, including the following:

     o competition from other information technology services companies;

     o availability of capital;

     o ability to maintain margins;

     o ability to recruit and train additional qualified personnel; and

     o management of costs in a changing technological environment.

GOVERNMENT REGULATION OF IMMIGRATION

    As of December 31, 1999, approximately 1,500 of our workforce were information technology consultants who are foreign nationals working in the United States under H-1B permits. Accordingly, we must comply with United States immigration laws. Due to the limited number of H-1B permits approved each year, we may not be able to recruit or retain enough information technology professionals to meet our personnel requirements. Furthermore, Congress and administrative agencies with jurisdiction over immigration matters periodically express concerns over the levels of legal and illegal immigration into the U.S. These concerns often result in proposed legislation, rules and regulations aimed at reducing the number of work permits that may be issued. Any changes in such laws which make it more difficult to hire foreign nationals or limit our ability to retain foreign employees could require us to incur additional unexpected labor costs and expenses.

SIGNIFICANT EXPOSURE TO INTERNATIONAL MARKETS

    We currently have international operations in India, Europe and Australia and expect that international operations will account for an increasingly significant percentage of our operations. As of December 31, 1999, approximately 3.2% of our revenues resulted from our international operations. As a result, our operations are subject to the following risks:

     o difficulties relating to the global administration of its business;

     o managing foreign operations;

     o currency fluctuations;

     o restrictions against the repatriation of earnings;

     o export requirements and restrictions; and

     o multiple and possibly overlapping tax structures.

     Our failure to manage growth, attract and retain personnel and profitably deliver services or transmit data via satellite could have an adverse impact on our international operations.

EXPOSURE TO CONDITIONS IN INDIA

    India is currently the most significant of our international operations. Although wage costs in India are significantly lower than in the U.S. and elsewhere for comparably skilled information technology consultants, wages in India are increasing at a faster rate than in the U.S. We are subject to the risks of changes in inflation, interest rates, taxation, regulation or other social, political, economic or diplomatic developments affecting India.

INCREASED RISK RELATED TO CENTURY DATE COMPLIANCE ENGAGEMENTS

     The market demand for century date compliance services will likely decrease substantially, and eventually cease, during and after the year 2000. Many of Metamor's engagements involve projects that are critical to the operations of their clients' businesses. The failure or inability of Metamor to complete engagements to its clients' satisfaction could have an adverse effect on such clients' operations and could consequently subject the Company to litigation or damage its reputation, which could have an adverse effect on Metamor's business, financial condition and operating results.

YEAR 2000 COMPLIANCE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of our computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     We have assessed our internal computer systems and have determined that we will be required to modify, replace or delete portions of our software and hardware so that those systems will properly recognize dates beyond December 31, 1999. We currently believe that with modifications of existing software and hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a material adverse impact on our operations.

     Our plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. To date, we have completed our assessment of all critical systems that could be significantly affected by the Year 2000. Based on this assessment, we have selected Year 2000 compliant software and hardware to replace systems that are not Year 2000 compliant.

     For our information technology exposures, to date we are 100% complete on the remediation phase and expect to complete reprogramming and replacement no later than mid-1999. Once the applicable software and hardware is reprogrammed or replaced, we will begin testing and implementation. These phases run concurrently for different systems. To date, we have completed 75% of our testing and have implemented 50% of our remedied systems. Completion of the testing phase for all significant systems is expected by mid-1999, with all remedied systems fully tested and implemented with 100% completion targeted for September 30, 1999.

     We plan to complete our assessment of key vendors, customers and other parties by the end of the first quarter of 1999 to assess the impact, if any, on our business operations. We have not incurred and do not expect to incur significant costs related to Year 2000 issues other than the time of internal personnel to complete our Year 2000 plans.

     We believe our program will be effective to resolve the Year 2000 issued in a timely manner. As noted above, we have not yet completed all phases of the Year 2000 program. In the event we do not complete any additional phases, we would be unable to service and invoice customers or collect payments in a timely manner. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect our business. We could be subject to litigation for computer systems product failure. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     We have contingency plans for most of our critical applications and are working on such plans for others. These contingency plans involve, among other actions, manual workarounds and adjusting staffing strategies. Manual workarounds would consist of preparing billings and cash disbursements from hard copy source documents, which are currently maintained by us.

ITEM 7a.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table provides information about the Company's derivative financial instruments and other financial investments that are sensitive to changes in interest rates. The fair value of the Company's convertible debt instrument is affected by changes in the market value of the Company's common stock due to the conversion feature. For interest rate swaps, the table presents notional amounts and interest rates by contractual maturity date. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.

                                     INTEREST RATE SENSITIVITY
                        PRINCIPAL (NOTIONAL) AMOUNTS BY EXPECTED MATURITY
                                       INTEREST (SWAP) RATE
                                       (dollars in millions)
--------------------------------------------------------------------------------------------------
                                                                                             FAIR
                           1999     2000    2001     2002      2003    THEREAFTER   TOTAL    VALUE
                           ----     ----    ----     ----      ----    ----------   -----    -----
LIABILITIES

   Convertible Debt                                                       $195       $195     $180
   Effective Interest
     Rate                   6.1%     6.1%    6.1%     6.1%      6.1%       6.1%


   Variable Rate Debt                                $43                             $ 43     $ 43
   Interest Rate           Libor    Libor   Libor    Libor
                             +        +       +        +
                           (0.385   (0.385  (0.385  (0.385
                             --       --      --      --
                            1.75%)   1.75%)  1.75%)  1.75%)

INTEREST RATE DERIVATIVE FINANCIAL INSTRUMENTS RELATED TO DEBT

   Pay Fixed/Receive
   Variable                         $25                                              $ 25     $0.9
   Pay Rate                 6.05%  6.05%
   Receive Rate             Libor  Libor
--------------------------------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements and Supplementary Data required hereunder are included in this Annual Report as set forth in Item 14(a) hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

         Items 10 (except for Executive Officers which is included in Part I of this Annual Report), 11, 12 and 13 of Part III are incorporated by reference from the Company's Proxy Statement for its 1999 Annual Meeting of
Stockholders, which is expected to be filed with the Commission no later than April 30, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report or incorporated by reference:

1.       Financial Statements

         As to financial statements, reference is made to the Index to Financial Statements on page F-1 of this Annual Report.

2.       Financial Statement Schedules

         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commisssion are not required under the related instructions or are inapplicable, and therefore have been omitted.

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
          Registrant (incorporated by reference from exhibit number 4.1 to the
          Company's Registration Statement on Form S-8, file number 33-80325)

3.2 -- Certificate of Amendment of the Certificate of Incorporation of the Company (incorporated by reference from exhibit number 3.1 to the Company's Registration Statement on Form S-3, file number 333-31509)

3.3 -- Certificate of Amendment of the Certificate of Incorporation of the Company (incorporated by reference from exhibit number 3.3 to the Registrant's 1998 Annual Report on Form 10-K, File No. 0-26970)

3.4 -- Amended and Restated Bylaws of the Registrant (incorporated by reference from exhibit number 4.2 to the Company's Registration
          Statement on Form S-8, file number 33-80325)

10.1  --  Amended and Restated Credit Agreement dated as of July 31, 1997
          (incorporated by reference from exhibit number 10.1 to the Company's
          Quarterly Report on Form 10-Q for the period ended September 30, 1997)

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

10.4* --  Metamor Worldwide, Inc. Executive Incentive Plan dated as of
          January 1, 1998

21.1* --  Subsidiaries of the Registrant

23.1* --  Consent of Independent Auditors

24.1  --  Power of Attorney (included on the signature pages to this Annual
          Report)

27.1* --  Financial Data Schedule


*  Filed herewith

(b)      Reports on Form 8-K.

No reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of 1998.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       PAGE
                                                                       ----
                     Report of Independent Auditors                     F-2

                     Consolidated Balance Sheets                        F-3

                     Consolidated Statements of Operations              F-4

                     Consolidated Statements of Stockholders' Equity    F-5

                     Consolidated Statements of Cash Flows              F-6

                     Notes to Consolidated Financial Statements         F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Metamor Worldwide, Inc.

     We have audited the accompanying consolidated balance sheets of Metamor Worldwide, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metamor Worldwide, Inc. and subsidiaries at December 31, 1997 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                         ERNST & YOUNG LLP

Houston, Texas
February 5, 1999

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                 DECEMBER 31,
                                                                            -----------------------
                                                                              1997          1998
                                                                            ---------     ---------
                                        ASSETS
Current Assets:
   Cash and cash equivalents                                                $   6,905     $  21,593
   Accounts receivable, net of allowance of $1,274 and $4,677                 129,360       192,780
   Prepaid expenses and other                                                   9,102        16,260
   Deferred income taxes                                                          611            --
                                                                            ---------     ---------
     Total current assets                                                     145,978       230,633
Net Assets of Discontinued Operations                                         162,970            --
Fixed Assets, net                                                              19,120        45,381
Intangible Assets, net of accumulated amortization of $8,421 and $16,993      243,792       476,159
Other                                                                           7,351         9,826
                                                                            ---------     ---------
     Total Assets                                                           $ 579,211     $ 761,999
                                                                            =========     =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt                                     $     259     $   2,176
   Accounts payable and accrued expenses                                       19,920        28,903
   Payroll and related taxes                                                   12,423        44,179
   Amounts due sellers of acquired businesses                                  25,128        64,168
   Amount due buyer of staffing services business                                  --        16,000
   Deferred income taxes                                                           --         1,656
   Other                                                                        5,898        20,002
                                                                            ---------     ---------
     Total current liabilities                                                 63,628       177,084
Long-term Debt, net of current maturities                                     246,883       238,115
Deferred Income Taxes and Other                                                 6,103         8,055
Commitments and Contingencies
Stockholders' Equity:
   Preferred stock, par value $.01; 5,000,000 shares authorized; none
     outstanding                                                                   --            --
   Common stock, par value $.01
     Common stock -- 100,000,000 shares authorized, 32,531,625 and
       32,408,448 shares issued                                                   325           324
     Class B (non-voting)-- 3,000,000 shares authorized, 440,749 shares
       issued at December 31, 1997                                                  4            --
   Additional paid-in capital                                                 215,334       225,075
   Retained earnings                                                           48,570       114,361
   Accumulated other comprehensive income                                        (550)       (1,015)
                                                                            ---------     ---------
                                                                              263,683       338,745
                                                                            ---------     ---------
   Less -- 684,000 shares of common stock held in treasury at December           (188)           --
     31, 1997, at cost
   Less -- notes receivable from stockholders                                    (787)           --
   Less -- deferred compensation                                                 (111)           --
                                                                            ---------     ---------
     Total stockholders' equity                                               262,597       338,745
                                                                            ---------     ---------
     Total Liabilities and Stockholders' Equity                             $ 579,211     $ 761,999
                                                                            =========     =========


                 See notes to consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          YEAR ENDED DECEMBER 31,
                                                  -------------------------------------
                                                    1996          1997          1998
                                                  ---------     ---------     ---------
Revenues from Services                            $ 266,959     $ 530,364     $ 850,487
Cost of Services                                    192,191       376,956       567,568
                                                  ---------     ---------     ---------
Gross Profit                                         74,768       153,408       282,919
Operating Costs and Expenses:
   Selling, general and administrative               53,056       104,039       187,727
   Depreciation and amortization                      3,780         9,093        16,276
                                                  ---------     ---------     ---------
                                                     56,836       113,132       204,003
                                                  ---------     ---------     ---------
Operating Income                                     17,932        40,276        78,916
Other Income (Expense):
   Interest expense                                  (2,657)       (8,360)      (15,965)
   Other, net                                        (1,162)         (317)          608
                                                  ---------     ---------     ---------
                                                     (3,819)       (8,677)      (15,357)
                                                  ---------     ---------     ---------
Income from Continuing Operations
   before Income Taxes                               14,113        31,599        63,559
Provision for Income Taxes                            6,515        13,273        26,697
                                                  ---------     ---------     ---------
Income from Continuing Operations                     7,598        18,326        36,862
Discontinued Operations:
   Income from discontinued operations,
     net of income taxes of $7,094, $6,136 and
     $2,428, respectively                             9,796         8,477         3,355
   Gain on sale of discontinued operations,
     net of income taxes of $31,704                      --            --        25,574
                                                  ---------     ---------     ---------
                                                      9,796         8,477        28,929
                                                  ---------     ---------     ---------
Income before Extraordinary Loss                     17,394        26,803        65,791
Extraordinary Loss on Early Extinguishment
   of Debt, net of income tax benefit of $547          (940)           --            --
                                                  ---------     ---------     ---------
Net Income                                        $  16,454     $  26,803     $  65,791
                                                  =========     =========     =========

Earnings per Share:
   Basic --
     Income from continuing operations            $    0.25     $    0.57     $    1.13
     Income from discontinued operations               0.33          0.26          0.88
     Extraordinary loss                               (0.03)           --            --
                                                  ---------     ---------     ---------
     Net income                                   $    0.55     $    0.83     $    2.01
                                                  =========     =========     =========
   Diluted --
     Income from continuing operations            $    0.25     $    0.56     $    1.11
     Income from discontinued operations               0.32          0.26          0.77
     Extraordinary loss                               (0.03)           --            --
                                                  ---------     ---------     ---------
     Net income                                   $    0.54     $    0.82     $    1.88
                                                  =========     =========     =========


                 See notes to consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                                                                 NOTES
                                                                       ACCUMULATED            RECEIVABLE                 TOTAL
                                              ADDITIONAL                  OTHER                  FROM      DEFERRED     STOCK-
                           COMMON STOCK         PAID-IN    RETAINED   COMPREHENSIVE  TREASURY   STOCK-      COMPEN-    HOLDERS'
                        COMMON      CLASS B     CAPITAL    EARNINGS      INCOME        STOCK    HOLDERS     SATION      EQUITY
                      --------    ---------   ----------  ---------   -------------  -------  --------    --------    ----------
BALANCE AT
  DECEMBER 31, 1995   $    260    $      16   $   70,637  $   5,313   $          --  $  (188) $   (890)   $     --    $   75,148
Sale of 5,093,544
  shares of common
  stock                     50                   139,077                                                                 139,127
Issuance of 15,723
  shares of
  restricted common
  stock, net                                         320                                                      (235)           85
Repayment of
  stockholders notes                                                                               103                       103
Conversion of
  972,353 shares of
  Class B common
  stock into common
  stock                      9           (9)
Net income                                                   16,454                                                       16,454
                      --------    ---------   ----------  ---------   ------------- --------  --------    --------    ----------
BALANCE AT
  DECEMBER 31, 1996        319            7      210,034     21,767         --          (188)     (787)       (235)      230,917
Issuance of 320,485
  shares of common
  stock under stock
  plans                      3                     5,300                                                                   5,303
Conversion of
  266,483 shares of
  Class B common
  stock into shares
  of common stock            3           (3)
Amortization of
  deferred
  compensation                                                                                                 124           124
Net income                                                   26,803                                                       26,803
Currency translation
  adjustments                                                             (550)                                             (550)
                                                                                                                      ----------
Comprehensive income                                                                                                      26,253
                      --------    ---------   ----------  ---------   ------------- --------  --------    --------    ----------
BALANCE AT
  DECEMBER 31, 1997        325            4      215,334     48,570       (550)         (188)     (787)       (111)      262,597
Issuance of 631,381
  shares of common
  stock under stock
  plans                      6                    13,656                                                                  13,662
Conversion of
  440,749 shares of
  Class B common
  stock into shares
  of common stock            4           (4)
Issuance of 308,793
  shares of common
  stock for acquisition
  of a business              3                    13,893                                                                  13,896
Retirement of
  treasury stock            (7)                     (181)                                188
Repurchase and
  retirement of
  820,100 shares of
  common stock              (7)                  (17,627)                                                                (17,634)
Repayment of
  stockholder notes                                                                                787                       787
Amortization of
  deferred
  compensation                                                                                                 111           111
Net income                                                   65,791                                                       65,791
Currency
  translation
  adjustments                                                             (465)                                             (465)
                                                                                                                       ---------
Comprehensive income                                                                                                      65,326
                      --------    ---------   ----------  ---------   ------------- --------  --------    --------    ----------
BALANCE AT
  DECEMBER 31, 1998   $    324    $      --   $  225,075  $ 114,361   $ (1,015)     $     --  $     --    $     --     $ 338,745
                      ========    =========   ==========  =========   ============= ========  ========    ========     =========


                 See notes to consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              YEAR ENDED DECEMBER 31,
                                                                       -------------------------------------
                                                                          1996         1997           1998
                                                                       ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $  16,454     $  26,803     $  65,791
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                         7,522        13,257        18,814
     Amortization of debt costs and discount on
       convertible notes                                                     304         2,024         5,512
     Deferred income tax provision                                           673         1,724         3,310
     Write down of net assets of
       discontinued operations                                                --         5,801            --
     Pre-tax gain on sale of discontinued operations                          --            --       (57,278)
     Loss on extinguishment of debt                                        1,487            --            --
     Provision for doubtful accounts                                         641           467         2,518
     Other                                                                   364          (192)       (1,148)
     Changes in assets and liabilities net of effects of
      Acquisitions:
       Accounts receivable                                               (39,289)      (44,199)      (42,956)
       Prepaid expenses and other                                         (5,223)       (3,227)       (1,469)
       Accounts payable                                                    2,706         3,701         9,930
       Accrued liabilities                                                (3,800)        4,555         4,236
                                                                       ---------     ---------     ---------
         Net cash provided by (used in) operating activities             (18,161)       10,714         7,260
                                                                       ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired                     (168,058)     (107,499)     (209,938)
   Capital expenditures                                                  (11,735)      (35,218)      (35,534)
   Investment in affiliates                                                   --        (2,467)       (4,508)
   Proceeds from sale of discontinued operations, net                         --            --       267,368
   Other                                                                  (1,386)        1,657         2,009
                                                                       ---------     ---------     ---------
         Net cash provided by (used in) investing activities            (181,179)     (143,527)       19,397
                                                                       ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of long-term debt                          252,538       354,662       209,739
   Proceeds from issuance of convertible subordinated notes                   --       187,790            --
   Payments on long-term debt                                           (189,878)     (408,089)     (224,205)
   Net proceeds from sale of common stock                                139,110         5,303        13,662
   Repurchase of common stock                                                 --            --       (17,634)
                                                                       ---------     ---------     ---------
         Net cash provided by (used in) financing activities             201,770       139,666       (18,438)
                                                                       ---------     ---------     ---------
Net increase in cash and cash equivalents                                  2,430         6,853         8,219
Cash and cash equivalents at beginning of year                             4,091         6,521        13,374
                                                                       ---------     ---------     ---------
Cash and cash equivalents at end of year                                   6,521        13,374        21,593
Less - Cash and cash equivalents related to discontinued operations       (2,808)       (6,469)           --
                                                                       ---------     ---------     ---------
Cash and cash equivalents related to continuing operations
   at end of year                                                      $   3,713     $   6,905     $  21,593
                                                                       =========     =========     =========
Cash paid during the year for:
  Interest, net of capitalized amounts                                 $   4,002     $   7,846     $  13,416
  Income taxes                                                         $  11,313     $  19,795     $  59,698



                 See notes to consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     On July 8, 1998, Metamor Worldwide, Inc. ("Metamor") completed the sale of its staffing services business to The Corporate Services Group PLC for $250 million, plus excess working capital. Proceeds from the sale were used to repay debt outstanding under its Senior Credit Agreement. An estimated after-tax gain of $25.6 million, was recognized on the sale. This gain included an estimate of the post-closing adjustment for excess working capital. The difference between the estimated post-closing adjustment and the actual amount will result in an adjustment to the gain recognized on the sale.

     The accompanying consolidated financial statements have been restated to reflect the staffing services business as discontinued operations. Revenues from discontinued operations were $329.1 million in 1996, $477.7 million in 1997, and $236.8 million in 1998. Net assets of the discontinued operations consist primarily of accounts receivable, fixed assets, intangibles and liabilities assumed by the purchaser.

     Income from discontinued operations includes an allocation of interest expense, which was allocated between continuing and discontinued operations based on net assets of the respective business units. Interest expense allocated to discontinued operations was $2.0 million for 1996, $4.2 million for 1997 and $2.9 million for 1998. Income from discontinued operations in 1997 included a pre-tax charge of $5.8 million ($0.13 per share after tax) related to a planned deployment of a new integrated information system for the staffing services business.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Metamor and its majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

     All short-term investments with an original maturity of 90 days or less are considered cash equivalents.

Fixed Assets

     Fixed assets are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Amortization of leasehold improvements is computed on a straight-line basis over the useful life of the asset or lease term, whichever is shorter. Accumulated depreciation and amortization was $5.5 million and $12.6 million at December 31, 1997 and 1998, respectively. The Company believes all fixed assets are fully realizable as of December 31, 1998.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

Intangible Assets

     Intangible assets primarily consist of goodwill associated with the acquired businesses. Goodwill is amortized on a straight-line basis over 40 years. Other intangible assets consist of non-compete agreements, which are amortized over the term of the agreement. In the event that facts and circumstances indicate intangible or other long-lived assets may be impaired, the Company evaluates the recoverability of such assets. The estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is necessary. The Company believes all intangible assets are fully realizable as of December 31, 1998.

Revenue Recognition

     Revenues are recorded at the time services are performed, except for fixed-price contracts which are accounted for using the percentage-of-completion method. Estimated losses on fixed-price contracts are recorded in the period the losses are determinable.

Income Taxes

     The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Foreign Currency Translation

     The Company's foreign subsidiaries use the local currency as their functional currency. Financial statements of these subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses and cash flows. The impact of currency fluctuations are recorded as a separate component of comprehensive income.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Options

     The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations ("APB 25"), in accounting for its employee stock options. The pro forma disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), which established a fair-value based method of accounting for stock-based compensation plans, are set forth in Note 7.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

Reclassifications

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the current year presentation.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). The Company is required to adopt FAS 133 effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

3.   ACQUISITIONS

     All acquisitions made by the Company through December 31, 1998 have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included in the Company's consolidated results of operations from the date of acquisition. Summary information of the businesses acquired and a listing of the material acquisitions follow.

                                                                 YEAR ENDED DECEMBER 31,
                                                            --------------------------------
                                                              1996        1997        1998
                                                            --------    --------    --------
Acquisitions completed:
   Project Support                                                10           3           2
   Solutions                                                      --           5          14
   Discontinued Operations(1)                                      4           1          --
                                                            --------    --------    --------
     Total                                                        14           9          16
                                                            ========    ========    ========
Purchase consideration (in thousands):
   Cash paid                                                $174,393    $ 99,439    $213,817
   Fair value of common stock issued                              --          --      13,896
   Amounts due sellers of acquired businesses                  9,615      25,128      64,168
   Other non-cash items                                           --          --       2,726
   Liabilities assumed                                        16,067      13,456      14,874
                                                            --------    --------    --------
   Fair value of assets acquired (including intangibles)    $200,075    $138,023    $309,481
                                                            ========    ========    ========


------------

(1) These acquisitions are included in the staffing services business that was sold by the Company on July 8, 1998. Results of that business unit have been reported as discontinued operations (see Note 1).

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

                                                           NATURE OF            PURCHASE
DATE ACQUIRED         BUSINESS ACQUIRED                    BUSINESS           CONSIDERATION (1)
-------------         -----------------                    ---------        ----------------
                                                                              (IN MILLIONS)
1996 -
January             Datronics Management, Inc.           Project Support           $19.2
April               Regal Data Systems, Inc.             Project Support           $22.3
June                Data Aid, Inc.                       Project Support           $23.2
September           On-Line Resources, Inc.              Project Support           $17.9
December            Telos Consulting Services, Inc.      Project Support           $31.4

1997 -
March               Metamor Technologies, Ltd.           Solutions                 $28.2
April               Business Management Data and         Solutions                 $20.9
                      Sriven Computer Services, Inc.
June                Millennium Computer Corp.            Solutions                 $27.0

1998 -
January             Dynamic Data Solutions, Inc.         Solutions                 $30.4
January             Sage IT Partners, Inc.               Solutions                 $11.0
March               Applied Integration Services, Inc.   Solutions                 $21.0
April               NDC Group, Inc.                      Solutions                 $20.5
September           The Windward Group                   Solutions                 $10.0
December            Caso Consulting GmbH                 Solutions                 $13.1

----------

(1) All businesses, except for NDC Group, Inc. ("NDC"), were acquired in all cash transactions.


     The purchase consideration for NDC consisted of $6.6 million in cash and 308,793 shares of the Company's common stock (the "Issued Stock") valued at $13.9 million, which are subject to a price guarantee. This guarantee provides that the fair market value, as defined, of the Issued Stock will not be less than $14.0 million as of April 16, 2000. In the event that the fair market value of the Issued Stock is less than $14.0 million, the Company will pay the sellers, in cash or stock, for the shortfall. The guarantee will be adjusted for any Issued Stock sold prior to the measurement date.

     In certain transactions, the sellers are also entitled to contingent consideration ("Earnouts") based on the increase in earnings before interest and taxes ("EBIT"), as defined. As of December 31, 1998, the Company had accrued $64.2 million for Earnouts that are payable based on the increase in EBIT for 1998. Earnouts based on future increases in EBIT are capped at $221.1 million. The payment of any contingent consideration will increase the amount of goodwill related to the acquisition.

     The following unaudited results of operations have been prepared assuming all acquisitions consummated on or before December 31, 1998 had occurred as of the beginning of the periods presented. These results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

                                                  YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                   1997              1998
                                               -------------    -------------
                                                     (IN THOUSANDS, EXCEPT
                                                     PER SHARE AMOUNTS)
Revenues from services                         $     706,500    $     917,251
Income from continuing operations              $      20,375    $      39,378
Net income                                     $      28,852    $      68,307
Earnings per share:
  Basic --
     Income from continuing operations         $        0.63    $        1.20
                                               =============    =============
     Net income                                $        0.90    $        2.08
                                               =============    =============
  Diluted --
     Income from continuing operations         $        0.62    $        1.17
                                               =============    =============
     Net income                                $        0.88    $        1.94
                                               =============    =============

4.  LONG-TERM DEBT

    Long-term debt consisted of the following:


                                                                            DECEMBER 31,
                                                                       ------------------------
                                                                          1997         1998
                                                                       ----------    ----------
                                                                             (IN THOUSANDS)
Borrowings under Senior Credit Agreement, interest at
  bank's base rate or London Interbank Offered Rate ("LIBOR")
  plus 0.375% to 1.75%, depending on the leverage ratio (weighted
  average rate of 7.17% at December 31, 1998), due July 2002           $   57,200    $   43,000
2.94% convertible subordinated notes, $230 million face
  amount, due August 2004                                                 189,621       194,711
Other                                                                         321         2,580
                                                                       ----------    ----------
                                                                          247,142       240,291
Less - current maturities                                                     259         2,176
                                                                       ----------    ----------
                                                                       $  246,883    $  238,115
                                                                       ==========    ==========

     Under terms of the Senior Credit Agreement (the "Agreement"), the Company can borrow under a revolving credit facility the lesser of $335 million or 3.5 times Pro Forma Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization of all acquired businesses for the preceding twelve-month period). The Agreement contains certain covenants which, among other things, limit total debt to 5.25 times Pro Forma Adjusted EBITDA, limit the payment of dividends and require the maintenance of certain financial ratios. The Agreement is secured by a pledge of stock of the Company's material subsidiaries. A fee of 0.175% to 0.375% is payable on the unused portion of the commitment. As of December 31, 1998, the Company had remaining availability (after deducting outstanding letters of credit of $1.9 million) of $290.1 million.

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

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

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

5.   INCOME TAXES

     The provision for income taxes from continuing operations consisted of the following:

                         YEAR ENDED DECEMBER 31,
                     ----------------------------------
                       1996         1997        1998
                     --------     --------     --------
                               (IN THOUSANDS)
Current:
  Federal            $  5,032     $ 12,554     $ 21,877
  State                   701        1,167        1,510
                     --------     --------     --------
                        5,733       13,721       23,387
                     --------     --------     --------
Deferred:
  Federal                 686         (410)       2,921
  State                    96          (38)         389
                     --------     --------     --------
                          782         (448)       3,310
                     --------     --------     --------
                     $  6,515     $ 13,273     $ 26,697
                     ========     ========     ========

     The differences between income taxes computed at the federal statutory income tax rate and the provision for income taxes follows:

                                                              YEAR ENDED DECEMBER 31,
                                                         ---------------------------------
                                                           1996        1997         1998
                                                         --------    --------     --------
                                                                 (IN THOUSANDS)
Income taxes computed at federal statutory
  income tax rate                                        $  4,940    $ 11,060     $ 22,246
State income taxes, net of federal benefit                    796       1,128        2,150
Non-deductible portion of business meals,
   entertainment and other                                    285         520        1,261
Amortization of nondeductible goodwill                        392         901        1,042
Other                                                         102        (336)          (2)
                                                         --------    --------     --------
Provision for income taxes                               $  6,515    $ 13,273     $ 26,697
                                                         ========    ========     ========

     The net current and noncurrent components of deferred income taxes reflected in the consolidated balance sheets follows:


                                       DECEMBER 31,
                                    -------------------
                                      1997        1998
                                    -------     -------
                                       (IN THOUSANDS)
Net current assets (liabilities)    $   611     $(1,656)
Net noncurrent liabilities           (6,103)     (7,166)
                                    -------     -------
Net liability                       $(5,492)    $(8,822)
                                    =======     =======

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

     Deferred tax assets and liabilities were comprised of the following:



                                                          DECEMBER 31,
                                                     ---------------------
                                                       1997         1998
                                                     --------     --------
                                                        (IN THOUSANDS)
Deferred tax assets:
  Self-insurance reserve                             $     90     $     --
  Bad debt allowances                                     308          931
  Vacation pay                                            761        2,106
  Restructuring and impairment charge                     435          565
  Other                                                   201          803
                                                     --------     --------
  Total deferred tax assets                             1,795        4,405
                                                     --------     --------
Deferred tax liabilities:
  Goodwill                                             (3,617)      (7,712)
  Excess financial over tax basis of acquisitions      (1,766)      (3,394)
  Mark to market adjustment                            (1,342)      (1,119)
  Other                                                  (562)      (1,002)
                                                     --------     --------
  Total deferred tax liabilities                       (7,287)     (13,227)
                                                     --------     --------
  Net deferred tax liability                         $ (5,492)    $ (8,822)
                                                     ========     ========

6.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                                                   1996       1997       1998
                                                                  -------    -------    -------
                                                                      (IN THOUSANDS, EXCEPT
                                                                        PER SHARE AMOUNTS)
Numerator:
  Income from continuing operations -- numerator for basic
   earnings per share                                             $ 7,598    $18,326    $36,862
  Effect of dilutive securities:
   2.94% convertible subordinated notes                                --         --      6,003
                                                                  -------    -------    -------
  Numerator for diluted earnings per share -- income available
   to common stockholders after assumed conversions               $ 7,598    $18,326    $42,865
                                                                  =======    =======    =======
Denominator:
  Denominator for basic earnings per share -- weighted-
   average shares                                                  29,853     32,104     32,690
  Effect of dilutive securities:
   Stock options                                                      512        504        515
   Conversion of 2.94% convertible subordinated notes                  --         --      5,460
                                                                  -------    -------    -------
  Dilutive potential common shares                                    512        504      5,975
                                                                  -------    -------    -------
  Denominator for diluted earnings per share-- adjusted
   weighted-average shares and assumed conversions                 30,365     32,608     38,665
                                                                  =======    =======    =======

Basic earnings per share                                          $  0.25    $  0.57    $  1.13
                                                                  =======    =======    =======

Diluted earnings per share                                        $  0.25    $  0.56    $  1.11
                                                                  =======    =======    =======

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

     Options to purchase 523,550, 558,800 and 261,750 shares of common stock were outstanding for the years ended December 31, 1996, 1997 and 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. The effects of the conversion of the 2.94% convertible subordinated notes were anti-dilutive prior to 1998. For additional disclosures regarding the 2.94% convertible subordinated notes and stock options, see Notes 4, 7 and 10.

7.   STOCK PLANS

     Long-Term Incentive Plan. The Company's Long-Term Incentive Plan (the "Plan") provides for the issuance of stock options, stock appreciation rights, restricted stock, performance share awards, stock value equivalent awards and cash awards. All full time employees and directors of the Company or its affiliates are eligible to participate. An aggregate of 5.0 million shares of common stock has been reserved for issuance under the Plan. Generally, options granted have ten-year terms and generally vest over three to five years. Stock options issued under the Plan can be either incentive stock options or non-qualified stock options. The exercise price of an incentive stock option will not be less than the fair market value of the common stock on the date the option is granted.

     The Company applies APB 25 in accounting for the Plan. No compensation expense has been recognized for its fixed stock option plan. Pro forma information regarding net income and earnings per common share is set forth in the table below as if the Company had accounted for its employee stock options under the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing ("Black-Scholes") model with the following weighted average assumptions for 1996, 1997 and 1998, respectively: (i) risk-free interest rates of 6.12%, 6.00% and 5.50%, (ii) a dividend yield of 0.0%, (iii) volatility factors of the expected market price of the Company's common stock of 27.5%, 27.5% and 60.0% and (iv) a weighted average expected life of 3.75 years, 5 years, and 5 years.

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

     For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period of the stock options. Had compensation for the Company's stock-based compensation plan been determined based on the fair value, as described above, at the grant dates for awards under the Plan, the Company's net income and earnings per common share would have been adjusted to the pro forma amounts indicated below:

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES


                                                                      YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------------------------------
                                                   1996                         1997                         1998
                                          ------------------------    ------------------------    ------------------------
                                              AS           PRO           AS            PRO           AS           PRO
                                           REPORTED       FORMA        REPORTED       FORMA        REPORTED       FORMA
                                          ----------    ----------    ----------    ----------    ----------    ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Income from continuing operations         $    7,598    $    7,152    $   18,326    $   17,197    $   36,862    $   35,281
Income before extraordinary loss          $   17,394    $   16,373    $   26,803    $   25,152    $   65,791    $   63,953
Net income                                $   16,454    $   15,433    $   26,803    $   25,152    $   65,791    $   63,953
Earnings per share:
  Basic --
     Income from continuing operations    $     0.25    $     0.24    $     0.57    $     0.54    $     1.13    $     1.08
     Income before extraordinary loss     $     0.58    $     0.55    $     0.83    $     0.78    $     2.01    $     1.96
     Net income                           $     0.55    $     0.52    $     0.83    $     0.78    $     2.01    $     1.96
  Diluted --
     Income from continuing operations    $     0.25    $     0.24    $     0.56    $     0.53    $     1.11    $     1.07
     Income before extraordinary loss     $     0.57    $     0.54    $     0.82    $     0.77    $     1.88    $     1.83
     Net income                           $     0.54    $     0.51    $     0.82    $     0.77    $     1.88    $     1.83


     Through December 31, 1998, the Company issued non-qualified stock options under the Plan, which had exercise prices equal to the fair market value of the common stock at the date of grant. A summary of the Company's stock option activity and related information follows:


                                                          YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------------------------
                                             1996                   1997                   1998
                                      --------------------   --------------------   --------------------
                                                  WEIGHTED               WEIGHTED               WEIGHTED
                                                  AVERAGE                AVERAGE                AVERAGE
                                                  EXERCISE               EXERCISE               EXERCISE
                                      OPTIONS      PRICE     OPTIONS      PRICE     OPTIONS      PRICE
                                      -------     -------    -------     -------    -------     -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Outstanding -- beginning of year        1,189     $  7.12      2,312     $ 16.83      2,433     $ 18.63
   Granted                              1,514       24.11        636       21.01      1,508       23.08
   Exercised                              (77)       7.10       (217)       8.44       (400)      16.69
   Forfeited                             (314)      17.60       (298)      16.39       (800)      21.13
                                      -------                -------                -------
 Outstanding -- end of year             2,312     $ 16.83      2,433     $ 18.63      2,741     $ 20.79
                                      =======                =======                =======

 Options exercisable at year-end          374                    768                    753
 Weighted average fair value of
   options granted during the year    $  8.15                $  7.55                $  8.06

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

     The following summarizes information related to stock options outstanding at December 31, 1998:

                                    OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                            ------------------------------------ -------------------
                                                     WEIGHTED
                                       WEIGHTED      AVERAGE
                                       AVERAGE       REMAINING              AVERAGE
                                       EXERCISE     CONTRACTUAL             EXERCISE
RANGE OF EXERCISE PRICES    OPTIONS      PRICE         LIFE      OPTIONS      PRICE
------------------------    -------    --------     -----------  -------    --------
                                               (OPTIONS IN THOUSANDS)
$  4.98 -- $  11.44             379    $   6.48     6.8 years        379    $   6.48
  17.00 --    23.44           1,725       20.67     8.9              203       20.06
  23.75 --    26.75             101       24.82     8.6               15       25.69
  26.88 --    39.06             536       30.52     8.3              156       29.16
                            -------                              -------
$  4.98 -- $  39.06           2,741    $  20.79     8.5              753    $  15.22
                            =======                              =======

     Employee Stock Purchase Plan. The Company has an employee stock purchase plan whereby eligible employees may purchase shares of the Company's common stock at a price equal to 85% of the lower of the closing market price on the first or last trading day of a quarter. A total of 450,000 shares of common stock have been reserved for issuance under the plan. Employees purchased 33,312 shares in 1996, 91,247 shares in 1997 and 174,558 shares in 1998. Aggregate proceeds to the Company totaled $0.7 million in 1996, $1.7 million in 1997 and $4.2 million in 1998.

8.   COMMITMENTS AND CONTINGENCIES

     The Company leases various office space and equipment under noncancelable operating leases. Rent expense was $2,500,111 in 1996, $5,701,742 in 1997 and $12,470,451 in 1998. As of December 31, 1998, the related future minimum lease payments follow (in thousands):

                      1999                      $ 12,326
                      2000                        11,845
                      2001                         9,056
                      2002                         6,908
                      2003                         4,847
                      Thereafter                   7,858
                                                --------
                                                $ 52,840
                                                ========

     Certain of the Company's executives are covered by employment agreements covering, among other things, base compensation, incentive-bonus determinations and payments in the event of termination or a change in control of the Company.

     Under terms of certain acquisitions, the Company is required to make additional payments to sellers generally to the extent future earnings, as defined, exceed certain stipulated levels. The provisions of these contingent payments are described in Note 3.

     The Company is a defendant in various lawsuits and claims arising in the normal course of business. Management believes it has valid defenses in these cases and is defending them vigorously. While the results of litigation cannot be predicted with certainty, management believes the final outcome of such litigation will not have a material adverse effect on the Company.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

9.   RELATED PARTY TRANSACTIONS

     In connection with the issuances of common stock to certain key employees, the Company received notes as consideration. These notes, which totaled $0.8 million, were repaid in 1998.

     The CEO of the Company owns a minority interest in a firm that provided investment banking services on certain acquisitions or acquisition targets. Fees for services rendered were based on rates stipulated in an agreement, which in the opinion of management, are equivalent to rates charged by unrelated investment banking firms. Fees paid to this firm were approximately $129,000 in 1996 and $2,000 in 1997. The CEO also owns a firm that provided certain charter aircraft services to the Company. Fees for these services totaled $55,143 in 1996, $119,979 in 1997 and $179,045 in 1998. In the opinion of management, these fees are based on rates that are comparable to those charged by third parties.

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

     Financial instruments for which the carrying value does not approximate fair value at December 31, 1998 follow (in thousands):



                                              CARRYING
                                                 VALUE       FAIR VALUE
                                              ----------    -----------
     2.94% convertible subordinated notes     $  194,711    $  179,975
     Swap agreement                           $       --    $     (859)

     The fair value of the 2.94% convertible subordinated notes is based on its publicly traded quote as of December 31, 1998 and the fair value of the swap agreement was based on a quote from the financial intermediary that executed the swap agreement.

11.  SEGMENT REPORTING

     Effective January 1, 1998, the Company adopted FAS 131, Disclosures about Segments of an Enterprise and Related Information ("FAS 131"). FAS 131 superseded FAS 14, Financial Reporting for Segments of a Business Enterprise. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect the results of operations or financial position, but did affect the disclosure of segment information.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

    The Company has two reportable segments: Solutions and Project Support. These segments offer different services and are managed separately, primarily because of their different operating and marketing strategies. The Company's Solutions segment is comprised of five separate service units, which are aggregated since these units have very similar operational characteristics, growth rates and margins. Services provided by the Solutions segment include: application development and maintenance; systems integration; network design and implementation; and software engineering. The Company's Project Support segment provides technology consultants to support IT projects managed by the customer. The Company's foreign-based revenues and assets represented less than 10% of the Company's consolidated revenues and assets.

     The Company utilizes the following information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance. The accounting policies of the segment are the same as those described in the summary of significant accounting policies (see note 2). Due to a reorganization in late 1998, it is impractical to generate segment data for 1996 on the same basis that the Company is currently organized. Prior to 1998, the Company's operations were reported as a single segment. Consequently, no additional segment data was reported outside the basic consolidated financial statements.

                                                       YEAR ENDED DECEMBER 31, 1997
                                           ---------------------------------------------------
                                                         PROJECT
                                           SOLUTIONS     SUPPORT     CORPORATE    CONSOLIDATED
                                           ---------    ---------    ---------    ------------
                                                            (in thousands)
Revenues from services                     $ 140,806    $ 389,558    $      --     $ 530,364
Gross profit                                  51,877      101,531           --       153,408
Operating costs and expenses:
    Selling, general and administrative       28,517       68,191        7,331       104,039
    Depreciation and amortization              1,198        2,536        5,359         9,093
Operating income (loss)                       22,162       30,804      (12,690)       40,276
Total assets                                  19,031      105,238      454,942       579,211
Capital Expenditures                           3,630        7,400          371        11,401

                                                       YEAR ENDED DECEMBER 31, 1998
                                           ---------------------------------------------------
                                                         PROJECT
                                           SOLUTIONS     SUPPORT     CORPORATE    CONSOLIDATED
                                           ---------    ---------    ---------    ------------
                                                            (in thousands)
Revenues from services                     $ 367,445    $ 483,042    $      --     $ 850,487
Gross profit                                 151,112      131,807           --       282,919
Operating costs and expenses:
    Selling, general and administrative       91,317       87,845        8,565       187,727
    Depreciation and amortization              4,363        2,267        9,646        16,276
Operating income (loss)                       55,432       41,695      (18,211)       78,916
Total assets                                 106,849      140,034      515,116       761,999
Capital Expenditures                          17,657        8,913        1,458        28,028

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

12.  CREDIT RISK

     The Company believes its portfolio of accounts receivable is well diversified and, as a result, its credit risks are minimal. The Company continually evaluates the creditworthiness of its customers and monitors accounts on a periodic basis, but typically does not require collateral.

13.  SUBSEQUENT EVENTS (UNAUDITED)

     In February 1999, the Company acquired approximately 42 percent of the outstanding shares and convertible debt of Decan, a publicly traded, French-based Solutions company and instituted a public tender offer for the remaining 58 percent. Total purchase consideration for all of the outstanding shares and convertible debt is estimated to be approximately $158 million. The tender offer is expected to close in April 1999.

     On March 26, 1999, the Company acquired GE Capital Consulting, a Solutions business and wholly-owned subsidiary of General Electric Capital Corporation, in a purchase transaction valued at $115 million. The purchase consideration consisted of $50 million in cash and 1,186,364 shares of the Company's common stock, which are subject to a price guarantee.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Unaudited summarized financial data by quarter for 1997 and 1998 follow:

                                                                  THREE MONTHS ENDED
                                                --------------------------------------------------------
                                                  MAR. 31        JUNE 30        SEP. 30        DEC. 31
                                                -----------    -----------    -----------    -----------
                                                         (in thousands, except per share amounts)
1997
 Revenues from services                         $   102,882    $   126,474    $   144,363    $   156,645
 Gross Profit                                        27,224         36,554         42,629         47,001
 Operating income                                     6,147          9,532         11,837         12,760
 Income from continuing operations                    2,786          4,328          5,337          5,875
 Income (loss) from discontinued operations           2,969          3,079          3,197           (768)
 Net income                                           5,755          7,407          8,534          5,107
 Earnings per share:
  Basic --
   Income from continuing operations            $      0.09    $      0.13    $      0.17    $      0.18
   Income (loss) from discontinued operations          0.09           0.10           0.10          (0.03)
                                                -----------    -----------    -----------    -----------
   Net income                                   $      0.18    $      0.23    $      0.27    $      0.15
                                                ===========    ===========    ===========    ===========
  Diluted --
   Income from continuing operations            $      0.09    $      0.13    $      0.16    $      0.18
   Income (loss) from discontinued operations          0.09           0.10           0.10          (0.03)
                                                -----------    -----------    -----------    -----------
   Net income                                   $      0.18    $      0.23    $      0.26    $      0.15
                                                ===========    ===========    ===========    ===========

1998
 Revenues from services                         $   182,825    $   210,515    $   226,829    $   230,318
 Gross Profit                                        58,547         70,377         75,691         78,304
 Operating income                                    15,943         19,281         21,363         22,329
 Income from continuing operations                    6,945          8,589         10,599         10,729
 Income from discontinued operations                  1,862          1,516         19,313          6,238
 Net income                                           8,807         10,105         29,912         16,967
 Earnings per share:
  Basic --
   Income from continuing operations            $      0.21    $      0.26    $      0.32    $      0.33
   Income from discontinued operations                 0.06           0.05           0.59           0.19
                                                -----------    -----------    -----------    -----------
   Net income                                   $      0.27    $      0.31           0.91    $      0.52
                                                ===========    ===========    ===========    ===========
  Diluted --
   Income from continuing operations            $      0.21    $      0.26    $      0.32    $      0.33
   Income from discontinued operations                 0.06           0.04           0.50           0.16
                                                -----------    -----------    -----------    -----------
   Net income                                   $      0.27    $      0.30    $      0.82    $      0.49
                                                ===========    ===========    ===========    ===========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  METAMOR WORLDWIDE, INC.
                                                  (Registrant)

                                                  By:  /s/ MICHAEL T. WILLIS
                                                     -----------------------
                                                  Michael T. Willis
                                                  Chief Executive Officer
                                                  March 29, 1999

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

/s/ MICHAEL T. WILLIS                             /s/ JOHN T. TURNER
-----------------------------                     -----------------------------
Michael T. Willis                                 John T. Turner
Chairman of the Board and                         Director
Chief Executive Officer                           March 29, 1999
March 29, 1999


/s/ EDWARD L. PIERCE                              /s/ MICHAEL T. REDDY
-----------------------------                     -----------------------------
Edward L. Pierce                                  Michael T. Reddy
Senior Vice President, Chief                      Director
Financial Officer and                             March 29, 1999
Assistant Secretary
(Principal Financial Officer)
March 29, 1999                                    /s/ JOSEPH M. GRANT
                                                  -----------------------------
                                                  Joseph M. Grant
/s/ KEVIN P. COHN                                 Director
-----------------------------                     March 29, 1999
Kevin P. Cohn
Corporate Controller
(Principal Accounting Officer)
March 29, 1999


/s/ KENNETH R. JOHNSEN
-----------------------------
Kenneth R. Johnsen
Director, President and
Chief Operating Officer
March 29, 1999


/s/ GEORGE W. FINK
-----------------------------
George W. Fink
Director and Vice Chairman
March 29, 1999


/s/ NUALA M. BECK
-----------------------------
Nuala M. Beck
Director
March 29, 1999


 /s/ CHARLES H. COTROS
-----------------------------
Charles H. Cotros
Director
March 29, 1999


/s/ DONALD J. EDWARDS
-----------------------------
Donald J. Edwards
Director
March 29, 1999


/s/ CHARLES R. SCHNEIDER
-----------------------------
Charles R. Schneider
Director
March 29, 1999

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
3.1   --  First Amended and Restated Certificate of Incorporation of the
          Registrant (incorporated by reference from exhibit number 4.1 to the
          Company's Registration Statement on Form S-8, file number 33-80325)

3.2 -- Certificate of Amendment of the Certificate of Incorporation of the Company (incorporated by reference from exhibit number 3.1 to the Company's Registration Statement on Form S-3, file number 333-31509)

3.3 -- Certificate of Amendment of the Certificate of Incorporation of the Company (incorporated by reference from exhibit number 3.3 to the Registrant's 1998 Annual Report on Form 10-K, File No. 0-26970)

3.4 -- Amended and Restated Bylaws of the Registrant (incorporated by reference from exhibit number 4.2 to the Company's Registration
          Statement on Form S-8, file number 33-80325)

10.1  --  Amended and Restated Credit Agreement dated as of July 31, 1997
          (incorporated by reference from exhibit number 10.1 to the Company's
          Quarterly Report on Form 10-Q for the period ended September 30, 1997)

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

10.4* --  Metamor Worldwide, Inc. Executive Incentive Plan dated as of
          January 1, 1998

21.1* --  Subsidiaries of the Registrant

23.1* --  Consent of Independent Auditors

24.1  --  Power of Attorney (included on the signature pages to this Annual
          Report)

27.1* --  Financial Data Schedule


*  Filed herewith