Form 10-Q
period 1999-03-31
METAMOR WORLDWIDE INC
filed 1999-05-14
CIK 1000366

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                         ------------------------------

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 0-26970

                         ------------------------------


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

                         ------------------------------


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

         AS OF MAY 7, 1999, THE COMPANY HAD 33,889,207 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING.


===============================================================================

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                                     INDEX


                                                                                                 Page
                                                                                                 ----

PART I.       FINANCIAL INFORMATION

              Item 1.      Financial Statements                                                    3

              Item 2.      Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                          10

              Item 3.      Quantitative and Qualitative Disclosures
                           About Market Risk                                                      14

PART II.      OTHER INFORMATION

              Item 6.      Exhibits and Reports on Form 8-K                                       15

                         PART I - FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                  MARCH 31,         DECEMBER 31,
                                                                                    1999                1998
                                                                                -------------      -------------
                                                                                 (UNAUDITED)
                                        ASSETS
Current Assets:
   Cash and cash equivalents                                                    $      31,154      $      21,593
   Accounts receivable, net of allowance of $6,632 and $4,677                         266,288            192,780
   Prepaid expenses                                                                    20,028             16,260
   Deferred income taxes and other                                                        135                 --
                                                                                -------------      -------------
      Total current assets                                                            317,605            230,633

Fixed Assets, net                                                                      58,589             45,381
Intangible Assets, net of accumulated amortization of $19,897 and $16,993             719,657            476,159
Investments and Other                                                                   8,701              9,826
                                                                                -------------      -------------
Total Assets                                                                    $   1,104,552      $     761,999
                                                                                =============      =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt                                         $       2,000      $       2,176
   Accounts payable and accrued expenses                                               27,373             28,903
   Payroll and related taxes                                                           63,363             44,179
   Amounts due sellers of acquired businesses                                          37,832             64,168
   Amount due buyer of staffing services business                                      16,000             16,000
   Deferred income taxes                                                                   --              1,656
   Other                                                                               20,600             20,002
                                                                                -------------      -------------
      Total current liabilities                                                       167,168            177,084

Long-term Debt, net of current maturities                                             497,322            238,115
Deferred Income Taxes and Other                                                         7,403              8,055
Minority Interests                                                                     10,239                 --

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, par value $.01; 5,000,000 shares authorized;
      none outstanding                                                                     --                 --
   Common stock, par value $.01; 100,000,000 shares authorized; 33,905,489
      and 32,408,448 shares issued and outstanding                                        339                324
   Additional paid-in capital                                                         298,920            225,075
   Retained earnings                                                                  124,174            114,361
   Accumulated other comprehensive income                                              (1,013)            (1,015)
                                                                                -------------      -------------
      Total stockholders' equity                                                      422,420            338,745
                                                                                -------------      -------------
Total Liabilities and Stockholders' Equity                                      $   1,104,552      $     761,999
                                                                                =============      =============


           See notes to unaudited consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except per share amounts)


                                                                THREE MONTHS ENDED
                                                                      MARCH 31,
                                                            ----------------------------
                                                               1999             1998
                                                            -----------      -----------

Revenues from Services                                      $   249,101      $   182,825
Cost of Services                                                161,241          124,278
                                                            -----------      -----------
Gross Profit                                                     87,860           58,547

Operating Costs and Expenses:
   Selling, general and administrative                           58,460           39,220
   Depreciation and amortization                                  5,960            3,384
                                                            -----------      -----------
                                                                 64,420           42,604
                                                            -----------      -----------

Operating Income                                                 23,440           15,943

Other Income (Expense):
   Interest expense                                              (5,104)          (3,946)
   Minority interests                                            (1,225)              --
   Other, net                                                      (192)             (21)
                                                            -----------      -----------
                                                                 (6,521)          (3,967)
                                                            -----------      -----------
Income from Continuing Operations before
    Income Taxes                                                 16,919           11,976
Provision for Income Taxes                                        7,106            5,031
                                                            -----------      -----------
Income from Continuing Operations                                 9,813            6,945
Income from Discontinued Operations,
   net of income taxes of $1,348                                     --            1,862
                                                            -----------      -----------
Net Income                                                  $     9,813      $     8,807
                                                            ===========      ===========

Earnings per Common Share:
   Income from Continuing Operations                        $      0.30      $      0.21
   Income from Discontinued Operations                               --             0.06
                                                            -----------      -----------
   Net Income                                               $      0.30      $      0.27
                                                            ===========      ===========

Reconciliation of Net Income to Comprehensive Income:
   Net Income                                               $     9,813      $     8,807
   Currency translation adjustments                                  (2)             (18)
                                                            -----------      -----------
   Comprehensive Income                                     $     9,811      $     8,789
                                                            ===========      ===========


           See notes to unaudited consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                             THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                         ----------------------------
                                                                                            1999             1998
                                                                                         -----------      -----------
Cash Flows from Operating Activities:
   Net income                                                                            $     9,813      $     8,807
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                             5,960            4,625
     Amortization of debt costs and discount on convertible notes                              1,360            1,306
     Amortization of deferred compensation                                                        --               22
     Deferred income tax provision (benefit)                                                    (187)             562
     Provision for doubtful accounts                                                           1,270              355
     Other                                                                                    (1,335)            (929)
     Changes in assets and liabilities net of effects of acquisitions:
       Accounts receivable                                                                   (29,373)         (25,393)
       Prepaid expenses and other                                                              3,384            1,484
       Accounts payable                                                                       (6,441)           8,808
       Accrued liabilities                                                                    (7,789)           (3,039)
                                                                                         -----------      -----------
         Net cash used in operating activities                                               (23,338)          (3,392)
                                                                                         -----------      -----------

Cash Flows from Investing Activities:
   Cash paid for acquisitions, net of cash acquired                                         (197,571)        (116,503)
   Capital expenditures                                                                      (10,991)          (7,827)
   Other                                                                                         543             (805)
                                                                                         -----------      -----------
         Net cash used in investing activities                                              (208,019)        (125,135)
                                                                                         -----------      -----------

Cash Flows from Financing Activities:
   Net proceeds from issuance of long-term debt                                              240,209          127,013
   Payments on long-term debt                                                                     --              (68)
   Repurchase of common stock                                                                 (1,903)              --
   Net proceeds from sale of common stock                                                      2,612            3,803
                                                                                         -----------      -----------
         Net cash provided by financing activities                                           240,918          130,748
                                                                                         -----------      -----------

Net increase in cash and cash equivalents                                                      9,561            2,221
Cash and cash equivalents at beginning of period                                              21,593           13,374
                                                                                         -----------      -----------
Cash and cash equivalents at end of period                                                    31,154           15,595
Less - Cash and cash equivalents related to discontinued operations                               --           (5,727)
                                                                                         -----------      -----------
Cash and cash equivalents related to continuing operations at end of period              $    31,154      $     9,868
                                                                                         ===========      ===========

Cash paid during the periods for:
    Interest, net of amounts capitalized                                                 $     4,841      $     2,202
                                                                                         ===========      ===========
    Income taxes                                                                         $     3,851      $     1,597
                                                                                         ===========      ===========


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

         The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1998.

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

3.       ACQUISITIONS

         All acquisitions made by the Company have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included in the Company's consolidated results of operations from the date of acquisition. During the three months ended March 31, 1999, the Company acquired two solutions businesses and summary information on these acquisitions follows:

Purchase consideration (in thousands):
   Cash paid                                                       $    213,151
   Fair value of common stock issued                                     73,151
   Amounts due sellers                                                   37,832
   Liabilities assumed                                                   59,298
                                                                   ------------
   Fair value of assets acquired (including intangibles)           $    383,432
                                                                   =============

         In February 1999, the Company acquired 42 percent of the outstanding shares and convertible debt of Decan, a publicly-traded, French-based solutions company, and instituted a public tender offer for the remaining shares. As of March 31, 1999, the Company had acquired approximately 62 percent of Decan for $100.0 million, consisting of $95.0 million in cash and approximately 233,321 shares of the Company's common stock. In April 1999, the Company acquired an additional 34 percent of Decan for $52.0 million in cash, bringing its total ownership to approximately 96 percent.

         In March 1999, the Company acquired GE Capital Consulting, a solutions business and wholly-owned subsidiary of GE Capital Corporation, for $117.3 million, consisting of $52.0 million in cash and 1,186,364 shares of the Company's common stock (the "Issued Stock") valued at $65.3 million. The Issued Stock is subject to a price guarantee which provides that if its fair market value, as defined, is less than $65.3 million as of March 2004, the Company will pay the sellers, in cash or stock, the differential. The guarantee will be adjusted for any Issued Stock sold prior to the measurement date.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         In certain transactions, the sellers of the acquired businesses are entitled to contingent consideration ("Earnouts") based on the post-acquisition increase in earnings before interest and taxes ("EBIT"), as defined. During the three months ended March 31, 1999, Earnouts of $64.2 million were paid to sellers and an additional accrual of $25.4 million was recorded for Earnouts to be paid in the second quarter of 1999. At March 31, 1999, the maximum contractual amount of Earnouts based on future increases in EBIT totaled $184.5 million. The payment of any contingent consideration will increase goodwill.

         The following results of operations have been prepared assuming the acquisitions made through March 31, 1999 occurred as of the beginning of the periods presented. The pro forma operating results are not necessarily indicative of future operating results nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented.

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                       ----------------------------------
                                           1999                   1998
                                       -------------        -------------
                                              (in thousands, except
                                                per share amounts)

   Revenues from Services              $     271,674        $     239,625
   Net income                          $       9,356        $       7,295
   Earnings per common share:
      Basic                            $        0.29        $        0.23
                                       =============        =============
      Diluted                          $        0.29        $        0.22
                                       =============        =============

4.       LONG-TERM DEBT

         Under its Senior Credit Agreement (the "Agreement"), the Company may borrow the lesser of $400 million or 3.5 times Pro Forma Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization of all acquired businesses for the preceding twelve-month period). The Agreement contains certain covenants which, among other things, limit total debt to 5.25 times Pro Forma Adjusted EBITDA, limit the payment of dividends and require the maintenance of certain financial ratios. The Agreement is secured by a pledge of the stock of the Company's material subsidiaries. A fee of 0.175 percent to
0.375 percent is payable on the unused portion of the commitment.

         As of March 31, 1999, the Company had $283.0 million of outstanding borrowings under the Agreement and remaining availability (after deducting outstanding letters of credit of $1.8 million) of $115.2 million. Borrowings under the Agreement bear interest, at the Company's option, at LIBOR or the bank's base rate, plus the applicable margin. The weighted average interest rate of the Company's outstanding borrowings under the Agreement was 5.91 percent at March 31, 1999.

5.       COMMON STOCK

         Under terms of a share repurchase program approved by the Board of Directors, the Company purchased 160,100 shares of common stock during the three months ended March 31, 1999, at an average price per share of $15.22.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share amounts):

                                                                THREE MONTHS ENDED
                                                                      MARCH 31,
                                                             ------------------------
                                                                1999          1998
                                                             ----------    ----------
Numerator:
   Income from continuing operations - numerator for
     basic earnings per share                                $    9,813    $    6,945
   Effect of dilutive securities:
     2.94% convertible subordinated notes                            --            --
                                                             ----------    ----------
   Numerator for diluted earnings per share - income
     available to common stockholders after assumed
     conversions                                             $    9,813    $    6,945
                                                             ==========    ==========

Denominator:
   Denominator for basic earnings per share -
     weighted-average shares                                     32,723        32,371
   Effect of dilutive securities:
     Stock options                                                  214           593
     2.94% convertible subordinated notes                            --            --
                                                             ----------    ----------
   Dilutive potential common shares                                 214           593
                                                             ----------    ----------
   Denominator for diluted earnings per share-adjusted
     weighted-average shares and assumed conversions             32,937        32,964
                                                             ==========    ==========

Basic earnings per share                                     $     0.30    $     0.21
                                                             ==========    ==========

Diluted earnings per share                                   $     0.30    $     0.21
                                                             ==========    ==========

         Options to purchase 1,871,158 and 133,277 shares of common stock for the three months ended March 31, 1999 and 1998, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. The effects of the conversion of the 2.94% convertible subordinated notes were anti-dilutive for the periods presented.

7.       SEGMENT REPORTING

         The Company has two reportable segments: Solutions and Project Support. These segments offer different services and are managed separately, primarily because of their different operating and marketing strategies. The Company's Solutions segment is comprised of six separate service units, which are aggregated since these units have very similar operational characteristics, growth rates and margins. Services provided by the Solutions segment include: application development and maintenance; systems integration; network design and implementation; and software engineering. The Company's Project Support segment provides technology consultants to support information technology projects managed by the customer.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The Company utilizes the following information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance. The accounting policies of the segment are the same as those used by the Company as a whole. Total Solutions assets increased from $350.1 million at December 31, 1998 to $754.0 million at March 31, 1999 primarily as a result of the Decan and GE Capital Consulting acquisitions.

                                                     THREE MONTHS ENDED MARCH 31, 1999
                                     -----------------------------------------------------------------
                                                   PROJECT
                                     SOLUTIONS     SUPPORT     CORPORATE    ELIMINATIONS  CONSOLIDATED
                                     ----------   ----------   ----------   ------------  ------------
                                                              (in thousands)

Revenues from external customers     $  135,568   $  113,533   $       --    $       --    $  249,101
Intersegment revenues                     3,026           --           --        (3,026)           --
Operating income                         22,163        8,515       (6,570)         (668)       23,440




                                                     THREE MONTHS ENDED MARCH 31, 1998
                                     -----------------------------------------------------------------
                                                   PROJECT
                                     SOLUTIONS     SUPPORT     CORPORATE    ELIMINATIONS  CONSOLIDATED
                                     ----------   ----------   ----------   ------------  ------------
                                                              (in thousands)
Revenues from external customers     $   66,569   $  116,256   $       --    $       --     $  182,825
Operating income                         10,652        9,949       (4,658)           --         15,943

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements.

INTRODUCTION

         Since its inception in July 1993, the Company's growth has been through a result of acquisitions of businesses coupled with high internal growth. Through March 31, 1999, the Company had completed the acquisition of 38 businesses in the Information Technology ("IT") Services sector. All acquisitions completed by the Company have been accounted for as purchases. Accordingly, the historical Consolidated Financial Statements of the Company include the operating results of the acquired businesses from the date of acquisition.

         As a result of the strategic repositioning of the Company to focus exclusively on its core solutions and project support businesses, management and the Board of Directors approved the sale of the Company's staffing services business during 1998. The historical Consolidated Financial Statements covering periods prior to the sale of this business in July 1998 have been restated to reflect the staffing services business as discontinued operations.

RESULTS OF OPERATIONS

                       THREE MONTHS ENDED MARCH 31, 1999
              COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              1999              1998
                                                                          ------------      ------------

         Revenues                                                         $    249,101      $    182,825
         Gross profit                                                     $     87,860      $     58,547
         Operating income                                                 $     23,440      $     15,943
         Income from continuing operations                                $      9,813      $      6,945
         Net income                                                       $      9,813      $      8,807
         Earnings per share (diluted):
            Continuing operations                                         $       0.30      $       0.21
            Discontinued operations                                                 --              0.06
                                                                          ------------      ------------
            Net income                                                    $       0.30      $       0.27
                                                                          ============      ============

         SUMMARY. Income from continuing operations for the three months ended March 31, 1999 was $9.8 million, or $0.30 per share, compared with $6.9 million, or $0.21 per share, for the three months ended March 31, 1998. Net income for the three months ended March 31, 1999, included one-time charges of $2.2 million or $0.03 per share after tax. The charges related to costs incurred in connection with a terminated merger and severance paid to an executive of the Company.

         Revenues for the current quarter increased 36 percent to $249.1 million, up from $182.8 million in the first quarter of 1998. The Company's solutions segment accounted for 55 percent of consolidated revenues in the current quarter, up from 36 percent in the first quarter of 1998. The improvement in mix was the result of internal growth, as well as the effects of acquisitions made since the first quarter of 1998. All acquisitions made by the company were purchases and, accordingly, the operating results of the acquired businesses are included in the consolidated results from the date of acquisition.

         Gross profit for the current quarter increased 50 percent to $87.9 million. This improvement related to the 36 percent increase in revenues and an expansion in gross margin. Gross margin for the current quarter was 35.3 percent, up from 32.0 percent in the first quarter of 1998. The expansion in gross margin reflected the favorable shift in mix toward higher-margin solutions services, as well as an improvement in margin of the Company's solutions segment. Gross margin for the Company's solutions segment was 43.6 percent for the current quarter compared with 40.5 percent for the first quarter of 1998. The Company's solutions segment accounted for 67 percent of consolidated gross profit in the current quarter, up from 46 percent in the first quarter of 1998. Gross margin for the Company's project support business was 26.3 for the current quarter compared with 27.1 percent for the first quarter of 1998. The decline in gross margin of this segment primarily related to lower utilization.

         During the three months ended March 31, 1999, the Company recorded one-time charges of $2.2 million, or $0.03 per share after income tax. Approximately $1.1 million of the charge related to costs incurred in connection with the proposed merger with SPR Inc. The merger was terminated in March 1999 and the costs were primarily for outside legal and accounting services. The remainder of the charge related to severance paid under terms of an employment agreement to the former president of the Company's project support business.

         Operating income before one-time charges for the three months ended March 31, 1999 increased 61 percent to $25.6 million, up from $15.9 million in the same period of 1998. The operating margin for the current quarter was 10.3 percent, up from 8.7 percent for the first quarter of 1998. The expansion in margins reflected the favorable business mix shift and the higher gross margin of the Company's solutions segment, partially offset by investments in infrastructure to support the growth of the Company.

         OPERATING COSTS AND EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 1999 totaled $56.3 million, compared with $39.2 million for the three months ended March 31, 1998. The increase in SG&A expenses primarily related to (i) the effects of the acquisitions, (ii) internal growth of the operating companies post-acquisition,
(iii) investments made to improve infrastructure and to develop technical practices and (iv) higher expenses at the corporate level to support growth.

         Depreciation totaled $3.1 million and $1.4 million for the three months ended March 31, 1999 and 1998, respectively. The increase primarily related to the fixed assets of the businesses acquired and, to a lesser extent, capital expenditures. Amortization of $2.9 million and $1.9 million for the first three months of 1999 and 1998, respectively, related to amortization of intangible assets of the acquired businesses.

         NON-OPERATING COSTS AND EXPENSES. Interest expense totaled $5.1 million and $5.6 million for the three months ended March 31, 1999 and 1998, respectively. Interest expense was allocated in 1998 between continuing operations and discontinued operations based on net assets of the respective business units. Interest expense from continuing operations for the three months ended March 31, 1998 totaled $3.9 million.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the current quarter was $7.1 million, compared with $5.0 million for 1998. The Company's effective tax rate of 42.0 percent includes the effects of state income taxes and the portion of goodwill amortization not deductible for federal income tax purposes.

         INCOME FROM CONTINUING OPERATIONS. Due to the factors described above, income from continuing operations for 1999 was $9.8 million (3.9 percent of revenues) compared with $6.9 million (3.8 percent of revenues) for 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements have principally related to the acquisition of businesses, working capital needs and capital expenditures. These requirements have been met through a combination of bank debt, issuances of securities and internally generated funds.

         During the three months ended March 31, 1999, the Company made cash payments for acquisitions of $197.6 million. These payments were comprised of
(i) $133.4 million paid to sellers of businesses acquired in 1999 and (ii) $64.2 million of post-closing purchase consideration ("Earnouts") paid to sellers based on the post-acquisition increase in earnings before interest and taxes ("EBIT"), as defined. At March 31, 1999, the Company accrued $25.4 million for Earnouts that will be paid by the end of June 1999. The remaining Earnouts are capped at $184.5 million and are generally tied to operating performance for the full year 1999. Based on current growth rates and operating trends, the Company estimates the remaining Earnouts will be approximately $112.4 million. The majority of these Earnouts are expected to be paid in the first half of 2000. The Company expects to fund the payment of the Earnouts out of borrowings under its Senior Credit Agreement.

         Capital expenditures totaled $11.0 million and $7.8 million for the three months ended March 31, 1999 and 1998, respectively. The majority of these expenditures related to (i) the development of an integrated front and back office information system for the staffing services business, which was included with the sale of that business, (ii) development of an integrated enterprise wide information system, (iii) computer equipment and software for technical consultants and (iv) furniture, fixtures and equipment related to business expansion.

         The Company estimates that capital expenditures for 1999 will be approximately $50.0 million, approximately one-half of which relates to the development and implementation of a back office system for all business units and the enhancement or replacement of the existing front office systems. The new back office system is expected to be operational in mid-1999 and most of the business units will be transitioned to the new system by the end of 1999. The remaining planned capital expenditures for 1999 are normal recurring items necessary to support business expansion and the anticipated growth in the number of technical consultants. The Company expects to fund these capital expenditures primarily out of cash flows from operations and with borrowings under its Senior Credit Agreement.

         The Company had working capital of $150.4 million and $53.5 million at March 31, 1999 and 1998, respectively. The Company had cash and cash equivalents of $31.2 million and $21.6 million at March 31, 1999 and 1998, respectively. The Company's operating cash flows and working capital requirements are significantly affected by the timing of payroll and the receipt of payment from the customer. Generally, the Company pays its consultants semi-monthly and receives payments from customers on average within 30 to 80 days from the date of invoice. Cash flows used in operating activities were $23.3 million and $3.4 million for the three months ended March 31, 1999 and 1998, respectively.

         Under terms of the Company's Senior Credit Agreement, the Company may borrow under its revolving credit facility the lesser of $400 million or 3.5 times Pro Forma Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization of all acquired businesses for the preceding twelve-month period). Borrowings under the facility bear interest, at the Company's option, at LIBOR or the bank's base rate, plus the applicable margin. A fee of 0.175 percent to 0.375 percent is payable on the unused portion of the commitment. The Senior Credit Agreement contains certain covenants which, among other things, limit total debt to 5.25 times Pro Forma Adjusted EBITDA, limit the payment of dividends and require the maintenance of certain financial ratios.

         As of March 31, 1999, the Company had outstanding borrowings under the Senior Credit Agreement of $283.0 million and remaining availability (after deducting outstanding letters of credit of $1.8 million) of $115.2 million. The weighted average interest rate of the Company's outstanding borrowings under the Senior Credit Agreement was 5.91 percent at March 31, 1999.

         In March 1999, the Company reinstated its stock repurchase program and since that time has repurchased approximately 0.4 million shares of common stock at an average price per share of $14.46. Under terms of the program, the Company can expend an additional $26.0 million to repurchase shares.

         To meet its longer-term capital requirements, the Company is involved in discussions with its lead commercial banks to expand its senior borrowing capacity. Based on the growth that has occurred in the Company's Pro Forma EBITDA since the commitment levels were last set, the Company believes that it will be able to sufficiently increase its senior borrowing capacity to meet its longer-term capital requirements. The Company expects the expanded credit facility to be in place by the end of the second quarter of 1999.

         The Company's capital requirements, which include funding for its acquisition program, are dependent upon the number, quality and pricing of the acquisition opportunities and its capital availability. Although the Company believes it will be able to maintain a moderately sized acquisition program, a significantly larger program would require capital over and above the expected increase in the Company's senior borrowing capacity, as noted above. Although management believes that the Company will be able to obtain sufficient capital to fund acquisitions, there can be no assurance that such capital will be available to the Company at the time it is required or on terms acceptable to the Company.

YEAR 2000 COMPLIANCE

         The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on recent assessments, the Company determined that it will be required to modify, replace or delete portions of its software and hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company currently believes that, with modifications of existing software and hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a material adverse impact on the operations of the Company.

         The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has completed its assessment of all critical systems that could be significantly affected by the Year 2000. Based on this assessment, the Company has selected Year 2000 compliant software and hardware to replace certain systems that are not Year 2000 compliant.

         For its information technology exposures, to date the Company is 100 percent complete on the remediation phase and expects to complete reprogramming and replacement no later than mid-1999. Once the applicable software and hardware is reprogrammed or replaced, the Company begins testing and implementation. These phases run concurrently for different systems. To date, the Company has completed 75 percent of its testing and has implemented 50 percent of its remedied systems. Completion of the testing phase for all significant systems is expected by mid-1999, with all remedied systems fully tested and implemented with 100 percent completion targeted for September 30, 1999.

         The Company has completed its initial assessment of key vendors, customers and other parties to assess the impact, if any, on the Company's business operations. The Company has not encountered any material Year 2000 compliance issues. However, the Company will continue to assess new relationships formed with key vendors, customers and other parties. The Company has not incurred and does not expect to incur significant costs related to Year 2000 issues other than the time of internal personnel to complete the Company's Year 2000 plans.

         Management believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company would be unable to service and invoice customers or collect payments in a timely manner. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and adjusting staffing strategies. Manual workarounds would consist of preparing billings and cash disbursements from hard copy source documents, which are currently maintained by the Company.

SEASONALITY

         The Company's quarterly operating results are affected by the number of billing days, consultants' vacations and paid time off and the seasonality of its customers' businesses. Demand for services in the IT services business is typically lower during the first quarter until customers' operating budgets are finalized and the productivity of the Company's salaried technical consultants is lower in the third and fourth quarters due to fewer billing days because of the higher number of holidays and vacation days.

INFLATION

         The effects of inflation on the Company's operations were not significant during the periods presented in the financial statements.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This Form 10-Q contains forward-looking statements and information that are based on management's beliefs, as well as assumptions made by, and information currently available to, management. All statements and information relating to the Company, other than statements of historical fact, are forward-looking statements. When used in this document, the words "believe," "anticipate," "will," "should," "would," "estimate," "project," "expect," and similar expressions, and the negative thereof, are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the economy, the degree and nature of competition, demand for the Company's services, and the Company's ability to acquire businesses that are accretive to earnings, to integrate the operations of acquired businesses, to recruit and place temporary professionals, to expand into new markets, to complete fixed price agreements in accordance with their terms and to maintain profit margins in the face of pricing pressures. In addition, important factors that could cause results to differ materially are set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the applicable disclosures since those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  27  Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                  A Form 8-K Current Report dated January 10, 1999 was filed with the Securities and Exchange Commission reporting that the Company had entered into an Agreement and Plan of Reorganization with SPR Inc. The Company also reported that it had rescinded its stock repurchase program.

                  A Form 8-K Current Report dated March 15, 1999 was filed with the Securities and Exchange Commission reporting the announcement of the termination of the Agreement and Plan of Reorganization with SPR Inc. and the reinstatement of the Company's stock repurchase program.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      METAMOR WORLDWIDE, INC.
                                      (REGISTRANT)



Date:    May 12, 1999                 By: /s/ EDWARD L. PIERCE
                                          -----------------------------------
                                          Edward L. Pierce
                                          Senior Vice President, Chief Financial
                                          Officer and Assistant Secretary
                                          (Duly Authorized Officer and Principal
                                          Financial Officer)

                                 EXHIBIT INDEX


         EXHIBIT
         NUMBER                 EXHIBIT DESCRIPTION
         ------                 -------------------

            27                  Financial Data Schedule