Form 10-Q
period 1999-06-30
METAMOR WORLDWIDE INC
filed 1999-08-16
CIK 1000366

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

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

         As of August 10, 1999, the Company had 34,239,398 shares of Common Stock, par value $0.01 per share, outstanding.


================================================================================

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                                 Page
                                                                                                 ----
PART I.       FINANCIAL INFORMATION

              Item 1.      Financial Statements                                                    3

              Item 2.      Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                          10

              Item 3.      Quantitative and Qualitative Disclosures
                           About Market Risk                                                      15

PART II.      OTHER INFORMATION

              Item 4.      Submission of Matters to a Vote of Security Holders                    16

              Item 6.      Exhibits and Reports on Form 8-K                                       16

                         PART I - FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                       JUNE 30,          DECEMBER 31,
                                                                                         1999                1998
                                                                                    ----------------   -----------------
                                                                                      (UNAUDITED)

                                        ASSETS
Current Assets:
   Cash and cash equivalents                                                           $    32,666       $    27,613
   Accounts receivable, net of allowance of $5,456 and $3,055                              172,613            94,045
   Prepaid expenses and other                                                               20,070            10,608
   Deferred income taxes and other                                                           1,278                --
                                                                                       -----------       -----------
      Total current assets                                                                 226,627           132,266

Net Assets Held for Sale                                                                   316,949           278,176
Fixed Assets, net                                                                           45,642            27,970
Intangible Assets, net of accumulated amortization of $10,411 and $6,261                   534,507           257,405
Investments and Other                                                                        9,137             7,851
                                                                                       -----------       -----------
Total Assets                                                                           $ 1,132,862       $   703,668
                                                                                       ===========       ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Term notes                                                                          $    19,000       $        --
   Current maturities of long-term debt                                                         43             2,124
   Accounts payable and accrued expenses                                                    41,640            23,141
   Payroll and related taxes                                                                21,176            27,821
   Amounts due sellers of acquired businesses                                               17,907            51,311
   Deferred income taxes and other                                                           9,444            20,020
                                                                                       -----------       -----------
      Total current liabilities                                                            109,210           124,417

Long-term Debt, net of current maturities                                                  579,027           238,076
Deferred Income Taxes and Other                                                             13,114             2,430
Minority Interests                                                                           2,032                --

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, par value $.01; 5,000,000 shares authorized;
      none outstanding                                                                          --                --
   Common stock, par value $.01; 100,000,000 shares authorized; 34,080,147
      and 32,408,448 shares issued and outstanding                                             341               324
   Additional paid-in capital                                                              298,507           225,075
   Retained earnings                                                                       133,885           114,361
   Accumulated other comprehensive income                                                   (3,254)           (1,015)
                                                                                      ------------       -----------
      Total stockholders' equity                                                           429,479           338,745
                                                                                      ------------       -----------
Total Liabilities and Stockholders' Equity                                            $  1,132,862       $   703,668
                                                                                      ============       ===========



            See notes to unaudited consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except per share amounts)

                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                 JUNE 30,                             June 30,
                                                     ---------------------------------    ---------------------------------
                                                          1999              1998               1999              1998
                                                     ---------------   ---------------    ---------------   ---------------
Revenues from Services                                  $  154,011        $   82,820         $  275,712        $  147,756
Cost of Services                                            92,408            49,353            161,737            88,615
                                                        ----------        ----------         ----------        ----------
Gross Profit                                                61,603            33,467            113,975            59,141

Operating Costs and Expenses:
   Selling, general and administrative                      40,654            21,915             75,899            39,496
   Depreciation and amortization                             5,175             2,129              8,971             3,734
                                                        ----------        ----------         ----------        ----------
                                                            45,829            24,044             84,870            43,230
                                                        ----------        ----------         ----------        ----------

Operating Income                                            15,774             9,423             29,105            15,911

Other Income (Expense):
   Interest expense                                         (5,676)           (2,071)            (8,758)           (3,515)
   Minority interests                                         (273)                -             (1,498)                -
   Other, net                                                  262               100                140                49
                                                        ----------        ----------         ----------        ----------
                                                            (5,687)           (1,971)           (10,116)           (3,466)
                                                        ----------        ----------         ----------        ----------
Income from Continuing Operations before
   Income Taxes                                             10,087             7,452             18,989            12,445
Provision for Income Taxes                                   4,237             3,130              7,975             5,227
                                                        ----------        ----------         ----------        ----------
Income from Continuing Operations                            5,850             4,322             11,014             7,218

Income from Discontinued Operations,
   net of income taxes                                       3,860             5,783              8,510            11,694
                                                        ----------        ----------         ----------        ----------
Net Income                                              $    9,710        $   10,105         $   19,524        $   18,912
                                                        ==========        ==========         ==========        ==========

Earnings per Common Share (Basic and Diluted):
   Income from Continuing Operations                    $     0.17        $     0.13         $     0.33        $     0.22
   Income from Discontinued Operations                        0.11              0.17               0.25              0.35
                                                        ----------        ----------         ----------        ----------
   Net Income                                           $     0.28        $     0.30         $     0.58        $     0.57
                                                        ==========        ==========         ==========        ==========

Reconciliation of Net Income to Comprehensive Income:
   Net Income                                           $    9,710        $   10,105         $   19,524        $   18,912
   Currency translation adjustments                         (2,241)             (495)            (2,239)             (477)
                                                        ----------        ----------         ----------        ----------
   Comprehensive Income                                 $    7,469        $    9,610         $   17,285        $   18,435
                                                        ==========        ==========         ==========        ==========



            See notes to unaudited consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                     ------------------------------------
                                                                                          1999                1998
                                                                                     ---------------     ----------------
Cash Flows from Operating Activities:
   Net income                                                                          $    19,524         $    18,912
   Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                                          13,768               9,971
     Amortization of debt costs and discount on convertible notes                            2,783               2,674
     Deferred income tax provision                                                           3,548                 204
     Provision for doubtful accounts                                                           783               2,535
     Other                                                                                      71              (1,584)
     Changes in assets and liabilities net of effects of acquisitions:
       Accounts receivable                                                                 (53,771)            (41,120)
       Prepaid expenses and other                                                          (13,600)              7,065
       Accounts payable                                                                     13,512              26,879
       Accrued liabilities                                                                 (15,767)            (11,088)
                                                                                       -----------         ------------
         Net cash provided by (used in) operating activities                               (29,149)             14,448
                                                                                       -----------         -----------

Cash Flows from Investing Activities:
   Cash paid for acquisitions, net of cash acquired                                       (283,617)           (150,077)
   Capital expenditures                                                                    (23,584)            (16,286)
   Cash paid to buyer of staffing services business                                        (10,888)                  -
   Other                                                                                    (1,280)             (4,862)
                                                                                       -----------         -----------
         Net cash used in investing activities                                            (319,369)           (171,225)
                                                                                       -----------         -----------

Cash Flows from Financing Activities:
   Short-term borrowings                                                                    19,000                  --
   Net proceeds from issuance of long-term debt                                            334,302             169,787
   Net proceeds from sale of common stock                                                    6,210               5,678
   Repurchase of common stock                                                               (5,912)                  -
                                                                                       -----------         -----------
         Net cash provided by financing activities                                         353,600             175,465
                                                                                       -----------         -----------

Net increase in cash and cash equivalents                                                    5,082              18,688
Cash and cash equivalents at beginning of period                                            28,855              14,767
                                                                                       -----------         -----------
Cash and cash equivalents at end of period                                                  33,937              33,455
Less-Cash and cash equivalents related to discontinued
  operations                                                                                (1,271)             (5,738)
                                                                                       -----------         -----------
Cash and cash equivalents related to continuing
   operations                                                                          $    32,666         $    27,717
                                                                                       ===========         ===========

Cash paid during the periods for:
    Interest, net of amounts capitalized                                               $    10,576         $     5,000
                                                                                       ===========         ===========
    Income taxes                                                                       $    13,732         $    11,526
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

2.       DISCONTINUED OPERATIONS

         In 1998, the Company sold its staffing services business and in May 1999, its management and Board of Directors approved a plan to sell its project support and software solutions businesses. Accordingly, the net assets and operating results of these businesses (including prior periods) are reflected in the accompanying consolidated financial statements as discontinued operations. On August 6, 1999, the Company completed the sale of its software solutions business (See Note 10).

         Revenues from discontinued operations were $123.9 million and $247.8 million for the three months ended June 30, 1999 and 1998, respectively, and $251.2 million and $482.4 million for the six months ended June 30, 1999 and 1998, respectively. Income from discontinued operations includes an allocation of interest expense based on net assets of the business units included in continuing and discontinued operations. Interest expense of $3.1 million and $3.8 million for the three months ended June 30, 1999 and 1998, respectively, and interest expense of $5.2 million and $8.0 million for the six months ended June 30, 1999 and 1998, respectively, was allocated to discontinued operations. Income taxes on discontinued operations were $2.8 million and $4.2 million for the three months ended June 30, 1999 and 1998, respectively, and $6.2 million and $8.5 million for the six months ended June 30, 1999 and 1998, respectively. Net assets of the discontinued operations consist primarily of accounts receivable, fixed assets, intangibles and liabilities to be assumed.

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

4.       ACQUISITIONS

         All acquisitions made by the Company have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included in the Company's consolidated results of operations from the date of acquisition. Summary information on the businesses acquired during the six months ended June 30, 1999 and 1998 follows:

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                       Six Months Ended June 30,
                                                                    -------------------------------
                                                                       1999                1998
                                                                    -----------         -----------
Acquisitions completed:
   Continuing operations                                                      2                   8
   Discontinued operations(1)                                                 1                   2
                                                                    -----------         -----------
      Total                                                                   3                  10
                                                                    ===========         ===========
Purchase consideration (in thousands):
   Cash paid                                                        $   299,419         $   154,176
   Fair value of common stock issued                                     73,151              13,896
   Amounts due sellers                                                   17,907                  --
   Liabilities assumed                                                   50,914               9,714
                                                                    -----------         -----------
   Fair value of assets acquired (including intangibles)            $   441,391         $   177,786
                                                                    ===========         ===========
-------------------
(1)  These acquisitions are included in net assets held for sale. Results of operations have been reported as discontinued operations (See Note 2).


         In February 1999, the Company acquired 42 percent of the common stock of Decan Groupe ("Decan"), a publicly held, French-based business, and instituted a cash tender offer for the remaining shares. In April, the Company completed the tender offer and at June 30, 1999, owned 98.4 percent of Decan's common stock and 94.9 percent of its convertible notes. The purchase consideration for Decan totaled approximately $157.9 million, consisting of $151.6 million in cash and 0.2 million shares of the Company's common stock valued at $6.3 million.

         In March 1999, the Company acquired GE Capital Consulting, a wholly-owned subsidiary of GE Capital Corporation, for approximately $117.3 million, consisting of $52.0 million in cash and 1.2 million shares of the Company's common stock (the "Issued Stock") valued at $65.3 million. The Issued Stock is subject to a price guarantee which provides that if its fair market value, as defined, is less than $65.3 million as of March 2004, the Company will pay the sellers, in cash or stock, the differential. The guarantee will be adjusted for any Issued Stock sold prior to the measurement date.

         In certain transactions, the sellers of the acquired businesses are entitled to contingent consideration ("Earnouts") based on the post-acquisition increase in earnings before interest and taxes ("EBIT"), as defined. During the six months ended June 30, 1999, Earnouts of $89.6 million were paid to sellers. At June 30, 1999, the maximum contractual amount of Earnouts based on future increases in EBIT totaled $192.3 million. The payment of any contingent consideration will increase goodwill.

         The following results of operations have been prepared assuming the acquisitions made through June 30, 1999, occurred as of the beginning of the periods presented. The pro forma operating results are not necessarily indicative of future operating results nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented.

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                    --------------------------------
                                                                         1999               1998
                                                                    ---------------  ---------------
                                                                          (in thousands, except
                                                                            per share amounts)

    Revenues from services                                         $  298,287          $  243,820
    Income from continuing operations                              $   11,447          $    4,467
    Net income                                                     $   22,169          $   19,502
    Earnings per share:
      Basic
        Income from continuing operations                          $     0.34          $     0.13
                                                                   ==========          ==========
        Net income                                                 $     0.59          $     0.51
                                                                   ==========          ==========
      Diluted
        Income from continuing operations                          $     0.34          $     0.13
                                                                   ==========          ==========
        Net income                                                 $     0.59          $     0.50
                                                                   ==========          ==========

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5.      SHORT-TERM BORROWINGS

        On June 30, 1999, the Company entered into a $50 million Term Loan Agreement (the "Term Loan") with certain banks in its Senior Credit Agreement. Borrowings under the Term Loan bear interest, at the Company's option, at LIBOR plus 3 percent or the bank's base rate plus 1.75 percent and are payable October 14, 1999. As of June 30, 1999, the Company had $19 million outstanding under the facility. The Term Loan was repaid on August 6, 1999 with proceeds from the sale of the Company's software solutions business (See Note 10).

6.       LONG-TERM DEBT

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

         As of June 30, 1999, the Company had $379.7 million of outstanding borrowings under the Agreement and remaining availability (after deducting outstanding letters of credit of $1.8 million) of $18.5 million. Borrowings under the Agreement bear interest, at the Company's option, at LIBOR or the bank's base rate, plus the applicable margin. The weighted average interest rate of the Company's outstanding borrowings under the Agreement was 6.5 percent at June 30, 1999.

7.       COMMON STOCK

         Under terms of a share repurchase program approved by the Board of Directors, the Company purchased 0.4 million shares of common stock during the six months ended June 30, 1999, at an average price per share of $14.46.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share amounts):

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                           ---------------------------   ----------------------------
                                                               1999           1998            1999           1998
                                                           ------------  -------------   -------------  -------------
Numerator:
   Income from continuing operations - numerator for
     basic earnings per share                               $   5,850     $   4,322       $  11,014      $   7,218
   Effect of dilutive securities:
     2.94% convertible subordinated notes                           -             -               -              -
                                                            ---------     ---------       ---------      ---------
   Numerator for diluted earnings per share - income
    available to common stockholders after assumed
    conversions                                             $   5,850     $   4,322       $  11,014      $   7,218
                                                            =========     =========       =========      =========
Denominator:
   Denominator for basic earnings per share -
     weighted-average shares                                   33,930        32,835          33,330         32,605
   Effect of dilutive securities:
     Stock options                                                224           708             220            657
     2.94% convertible subordinated notes                           -             -               -              -
                                                            ---------     ---------       ---------      ---------
   Dilutive potential common shares                               224           708             220            657
                                                            ---------     ---------       ---------      ---------
   Denominator for diluted earnings per share - adjusted
    weighted-average  shares and assumed conversions           34,154        33,543          33,550         33,262
                                                            =========     =========       =========      =========

Basic earnings per share                                    $    0.17     $    0.13       $    0.33      $    0.22
                                                            =========     =========       =========      =========

Diluted earnings per share                                  $    0.17     $    0.13       $    0.33      $    0.22
                                                            =========     =========       =========      =========

         Options to purchase 2,284,214 shares and 62,367 shares of common stock for the three months ended June 30, 1999 and 1998, respectively, and 2,284,214 shares and 88,494 shares of common stock for the six months ended June 30, 1999 and 1998, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of those options exceeded the average market price of the common shares. The effects of the conversion of the 2.94% convertible subordinated notes were anti-dilutive for the periods presented.

9.       SEGMENT REPORTING

         The Company's continuing operations are comprised of five separate service units. For segment reporting purposes, these units are aggregated and reported as a single segment as they have very similar operational characteristics, growth rates and margins. Services provided by these units include application development and maintenance, systems integration and network design and implementation.

         The Company has both domestic and foreign operations. As of and for the six-months ended June 30, 1999, the foreign operations had total assets of $177 million and total revenues of $30 million, respectively.

10.      SUBSEQUENT EVENT

         On August 6, 1999, the Company completed the sale of its software solutions business (the "Software Business") to GTCR Fund VI, L.P. for approximately $96 million. The purchase consideration consisted of $75.5 million in cash and preferred stock in the Software Business having a stated value of $20.5 million. The Company retained 2.7 million shares of common stock of the Software Business representing 10 percent of the outstanding shares. The net proceeds from the sale were used to repay the Company's term notes and the remainder used to pay down outstanding borrowings under the Company's Senior Credit Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements.

INTRODUCTION

         Since its inception in July 1993, the Company's growth has been the result of acquisitions of businesses and internal growth. All acquisitions completed by the Company have been accounted for as purchases. Accordingly, the historical Consolidated Financial Statements of the Company include the operating results of the acquired businesses from the date of acquisition.

         As a result of the strategic repositioning of the Company to focus exclusively on its core solutions business, the Company sold its staffing services business in 1998, and in May 1999, approved a plan to sell its project support and software solutions businesses. The software solutions business was sold in August 1999. Accordingly, the operating results of these businesses (including prior periods) are reflected in the historical Consolidated Financial Statements as discontinued operations.

RESULTS OF OPERATIONS

                        THREE MONTHS ENDED JUNE 30, 1999
               COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               1999                      1998
                                            ----------                ----------
Revenues                                    $  154,011                $   82,820
Gross profit                                $   61,603                $   33,467
Operating income                            $   15,774                $    9,423
Income from continuing operations           $    5,850                $    4,322
Net income                                  $    9,710                $   10,105
Earnings per share (diluted):
   Continuing operations                    $     0.17                $     0.13
   Discontinued operations                        0.11                      0.17
                                            ----------                ----------
   Net income                               $     0.28                $     0.30
                                            ==========                ==========

         SUMMARY. Income from continuing operations for the three months ended June 30, 1999 was $5.9 million, or $0.17 per share, compared with $4.3 million, or $0.13 per share, for the three months ended June 30, 1998. Revenues for the current quarter increased 86 percent to $154.0 million, up from $82.8 million in the second quarter of 1998. This increase was the result of strong internal growth, as well as the effects of acquisitions made after the second quarter of 1998. All acquisitions made by the Company were purchases and, accordingly, the operating results of the acquired businesses are included in the consolidated results from the date of acquisition.

         Gross profit for the current quarter increased 84 percent to $61.6 million. This improvement is the result of the increase in revenues. Gross margin for the current quarter was 40.0 percent compared with 40.4 percent in the second quarter of 1998. The modest decline in gross margin primarily resulted from acquisitions of businesses that had lower gross margins than the Company's consolidated margin for the second quarter of 1998. On a pro forma basis, which assumes all acquisitions were completed as of the beginning of the periods presented, gross margin for the current quarter was 40.0 percent, up from 39.6 percent for the second quarter of 1998. This improvement reflected pro forma margin expansion in most of the business units.

         Operating income for the three months ended June 30, 1999 increased 67 percent to $15.8 million, up from $9.4 million in the same period of 1998. The operating margin for the current quarter was 10.2 percent compared with 11.4 percent for the second quarter of 1998. The decline in margin primarily related to the acquisitions of businesses with lower operating margins (after considering the purchase accounting adjustments) than the Company's consolidated margin for the second quarter of 1998. On a pro forma basis, the consolidated operating margin was
10.2 percent, up from 9.7 percent for the second quarter of 1998. This improvement reflected margin expansion in most of the business units.

         OPERATING COSTS AND EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 1999 totaled $40.7 million, compared with $21.9 million for the three months ended June 30, 1998. The increase in SG&A expenses primarily related to (i) the effects of the acquisitions, (ii) internal growth of the operating companies post-acquisition,
(iii) investments made to improve infrastructure and to develop technical practices and (iv) higher expenses at the corporate level to support growth.

         Depreciation totaled $2.6 million and $1.1 million for the three months ended June 30, 1999 and 1998, respectively. The increase primarily related to the fixed assets of the businesses acquired and, to a lesser extent, capital expenditures. Amortization of $2.6 million and $1.0 million for the three months ended June 30, 1999 and 1998, respectively, related to amortization of intangible assets of the acquired businesses.

         NON-OPERATING COSTS AND EXPENSES. Interest expense totaled $8.8 million and $5.9 million for the three months ended June 30, 1999 and 1998, respectively. Interest expense was allocated between continuing operations and discontinued operations based on net assets of the respective business units. Interest expense from continuing operations for the current quarter totaled $5.7 million compared with $2.1 million for 1998.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the current quarter was $4.2 million, compared with $3.1 million for 1998. The Company's effective tax rate of 42 percent includes the effects of state income taxes and the portion of goodwill amortization not deductible for federal income tax purposes.

         INCOME FROM CONTINUING OPERATIONS. Due to the factors described above, income from continuing operations for 1999 was $5.9 million compared with $4.3 million for 1998.

         INCOME FROM DISCONTINUED OPERATIONS. Income from discontinued operations, net of applicable income taxes, for the current quarter was $3.9 million compared with $5.8 million for the second quarter of 1998. The decline in income related to the sale of the Company's staffing services business in July 1998 and a modest decline in revenues in the project support unit, which was partially offset by improved operating leverage.

RESULTS OF OPERATIONS

                         SIX MONTHS ENDED JUNE 30, 1999
                COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   1999                      1998
                                                                            -------------------       -------------------
         Revenues                                                              $  275,712                $  147,756
         Gross profit                                                          $  113,975                $   59,141
         Operating income                                                      $   29,105                $   15,911
         Income from continuing operations                                     $   11,014                $    7,218
         Net income                                                            $   19,524                $   18,912
         Earnings per share (diluted):
            Continuing operations                                              $     0.33                $     0.22
            Discontinued operations                                                  0.25                      0.35
                                                                               ----------                ----------
            Net income                                                         $     0.58                $     0.57
                                                                               ==========                ==========


         SUMMARY. Income from continuing operations for the six months ended June 30, 1999 was $11.0 million, or $0.33 per share, compared with $7.2 million, or $0.22 per share, for the six months ended June 30, 1998. Net income for the six months ended June 30, 1999, included one-time charges of $2.2 million, or $0.04 per share after tax, that were incurred in the first quarter. The charges related to costs incurred in connection with a terminated merger and severance paid to an executive of the Company.

         Revenues for the first six months increased 87 percent to $275.7 million, up from $147.8 million in the second quarter of 1998. This increase was the result of strong internal growth, as well as the effects of acquisitions made since the second quarter of 1998. All acquisitions made by the Company were purchases and, accordingly, the operating results of the acquired businesses are included in the consolidated results from the date of acquisition.

         Gross profit for the first six months increased 93 percent to $114.0 million. This improvement related to the 87 percent increase in revenues and an expansion in gross margin. Gross margin for the first six months was 41.3 percent, up from 40.0 percent in 1998.

         During the six months ended June 30, 1999, the Company recorded one-time charges of $2.2 million, or $0.04 per share after income tax. Approximately $1.1 million of the charges related to costs incurred in connection with the proposed merger with SPR Inc. The merger was terminated in March 1999 and the costs were primarily for outside legal and accounting services. The remainder of the one-time charges related to severance paid under terms of an employment agreement to the former president of the Company's project support business.

         Operating income before one-time charges for the six months ended June 30, 1999 increased 83 percent to $29.1 million, up from $15.9 million in the same period of 1998. The operating margin for the first six months was 10.6 percent compared with 10.8 percent for the same period in 1998. The decline in margin primarily related to the acquisitions of businesses with lower operating margins (after considering the purchase accounting adjustments) than the Company's consolidated margin for the same period in 1998. On a pro forma basis, the consolidated operating margin was 9.9 percent, up from 9.2 percent for the first six months of 1998. This improvement reflected pro forma margin expansion in most of the business units.

         OPERATING COSTS AND EXPENSES. Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 1999 totaled $75.9 million, compared with $39.5 million for the six months ended June 30, 1998. The increase in SG&A expenses primarily related to (i) the effects of the acquisitions, (ii) internal growth of the operating companies post-acquisition, (iii) investments made to improve infrastructure and to develop technical practices and (iv) higher expenses at the corporate level to support growth.

         Depreciation totaled $4.8 million and $2.0 million for the six months ended June 30, 1999 and 1998, respectively. Amortization of $4.2 million and $1.7 million for the first six months of 1999 and 1998, respectively, related to amortization of intangible assets of the acquired businesses.

         NON-OPERATING COSTS AND EXPENSES. Interest expense totaled $13.9 million and $11.5 million for the six months ended June 30, 1999 and 1998, respectively. Interest expense was allocated between continuing operations and discontinued operations based on net assets of the respective business units. Interest expense from continuing operations totaled $8.8 million and $3.5 million for the six months ended June 30, 1999 and 1998, respectively.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the first six months was $8.0 million, compared with $5.2 million for 1998. The Company's effective tax rate of 42 percent includes the effects of state income taxes and the portion of goodwill amortization not deductible for federal income tax purposes.

         INCOME FROM CONTINUING OPERATIONS. Due to the factors described above, income from continuing operations for 1999 was $11.0 million compared with $7.2 million for 1998.

         INCOME FROM DISCONTINUED OPERATIONS. Income from discontinued operations, net of applicable income taxes, for the first six months of 1999 was $8.5 million compared with $11.7 million for the same period in 1998. The decline in income related to the sale of the Company's staffing services business in July 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements have principally related to the acquisition of businesses, working capital needs and capital expenditures. These requirements have been met through a combination of bank debt, issuances of securities and internally generated funds.

         During the six months ended June 30, 1999, the Company made cash payments for acquisitions of $299.4 million. These payments were comprised of
(i) $209.8 million paid to sellers of businesses acquired in 1999 and (ii) $89.6 million of post-closing purchase consideration ("Earnouts") paid to sellers based on the post-acquisition increase in earnings before interest and taxes ("EBIT"), as defined. The remaining Earnouts are capped at $192.3 million and are generally tied to operating performance for the full year 1999 and 2000. Based on current growth rates and operating trends, the Company estimates the remaining Earnouts will be approximately $77.7 million. The majority of these Earnouts are expected to be paid in the first half of 2000. The Company expects to fund the payment of the Earnouts out of borrowings under its Senior Credit Agreement.

         Capital expenditures totaled $24 million and $16 million for the six months ended June 30, 1999 and 1998, respectively. The majority of these expenditures related to (i) the development of an integrated front and back office information system for the staffing services business, which was included with the sale of that business, (ii) development of an integrated enterprise wide information system, (iii) computer equipment and software for technical consultants and (iv) furniture, fixtures and equipment related to business expansion.

         The Company estimates that capital expenditures for the remainder of 1999 will be approximately $15 million. The remaining planned capital expenditures for 1999 are normal recurring items necessary to support business expansion and the anticipated growth in the number of technical consultants. The Company expects to fund these capital expenditures primarily out of cash flows from operations and with borrowings under its Senior Credit Agreement.

         The Company had working capital of $117.4 million and $7.8 million at June 30, 1999 and 1998, respectively. The Company had cash and cash equivalents of $33 million and $28 million at June 30, 1999 and 1998, respectively. The Company's operating cash flows and working capital requirements are significantly affected by the timing of payroll and the receipt of payment from the customer. Generally, the Company pays its consultants semi-monthly and generally receives payments from customers within 30 to 80 days from the date of invoice. Cash flows provided by (used in) operating activities were $(29) million and $14 million for the six months ended June 30, 1999 and 1998, respectively.

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

         As of June 30, 1999, the Company had outstanding borrowings under the Senior Credit Agreement of $379.7 million and remaining availability (after deducting outstanding letters of credit of $1.8 million) of $18.5 million. The weighted average interest rate of the Company's outstanding borrowings under the Senior Credit Agreement was 6.5 percent at June 30, 1999.

         On June 30, 1999, the Company entered into a term loan agreement with certain banks in its Senior Credit Agreement. Under terms of this agreement, the Company may borrow up to $50 million. Borrowings under the agreement are due October 14, 1999, bear interest, at the Company's option, at LIBOR plus 3 percent or the bank's base rate plus 1.75 percent. As of June 30, 1999, the Company had $19 million outstanding under the agreement. The term loan was repaid on August 6, 1999 with proceeds from the sale of the Company's software solutions unit (see discussion below).

         In May 1999, the Company's management and Board of Directors approved a plan covering the sale of its project support and software solution units and the sale to the public of up to 20 percent of the common shares of its eBusiness unit. The Company expects to complete the sale of the project support unit by September 30, 1999 and the initial public offering of the eBusiness common stock by the end of 1999.

         On August 6, 1999, the Company completed the sale of its software solutions business. The cash proceeds of approximately $76 million were used to repay all outstanding borrowings under its term loan agreement and the remainder used to pay down borrowings under its Senior Credit Agreement.

         Proceeds from the sale of the project support unit will be used to pay down borrowings under the Company's Senior Credit Agreement. Upon closing of the sale, the Company expects to replace its existing Senior Credit Agreement with a new credit facility. This facility is expected to be sufficient to meet its longer-term capital requirements.

         The Company's capital requirements, which include funding for its acquisition program, are dependent upon the number, quality and pricing of the acquisition opportunities and its capital availability. Although the Company believes it will be able to maintain a moderately-sized acquisition program, a significantly larger program would require capital over and above its senior borrowing capacity, as noted above. Although management believes that the Company will be able to obtain sufficient capital to fund acquisitions, there can be no assurance that such capital will be available to the Company at the time it is required or on terms acceptable to the Company.

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

         Based on assessments performed in 1998, the Company determined that it will be required to modify, replace or delete portions of its software and hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company currently believes that, with modifications of existing software and hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a material adverse impact on the operations of the Company.

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

         For its information technology exposures, the Company is 100 percent complete on the remediation phase and has substantially completed its reprogramming and replacement efforts. The Company is in the final stages of testing and implementation of its internal systems and expects to be fully compliant by September 30, 1999.

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

                           PART II - OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  ANNUAL MEETING OF STOCKHOLDERS HELD MAY 20, 1999

         At the Annual Meeting of Stockholders held on May 20, 1999, there were four matters submitted to a vote of stockholders. The first matter was the election of Class I directors as set forth in the Company's Proxy Statement relating to the meeting. With respect to such election, proxies were solicited pursuant to Regulation 14 under the Exchange Act and there was no solicitation in opposition to such nominees. Of the Company's 32,841,625 shares of record on March 19, 1999, 31,492,469 were voted at the meeting in person or by proxy.
The following number of votes were cast as to the Class I Director nominees:
Kenneth R. Johnsen, 31,366,984 votes for and 125,485 votes withheld; Michael T. Reddy, 31,366,984 votes for and 125,485 votes withheld; and Michael T.
Willis, 31,365,734 votes for and 126,735 votes withheld.

         The second matter submitted was the approval of an amendment to the Company's Employee Stock Purchase Plan as described in the Proxy Statement relating to the meeting. The amendment was approved by the stockholders with 25,555,281 voting for approval, 783,449 voting against and 62,331 abstaining from voting.

         The third matter submitted was the approval of an amendment to the Company's Long-Term Incentive Plan as described in the Proxy Statement relating to the meeting. The amendment was approved by the stockholders with 19,139,707 voting for approval, 7,189,474 voting against and 71,880 abstaining from voting.

         The fourth matter submitted was the approval and ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1999. The appointment was approved by the stockholders with 31,399,686 voting for approval, 77,786 voting against and 14,997 abstaining from voting.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)       EXHIBITS

                  27 -      Financial Data Schedule

                  (b)       REPORTS ON FORM 8-K

                  A Form 8-K Current Report dated April 19, 1999 was filed with the Securities and Exchange Commission reporting that the Company had completed its tender offer for the publicly held shares of Decan Groupe, a French company listed on the Paris Stock Exchange Secondary Market and registered with the Lyon Registry of Commerce and Companies.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     METAMOR WORLDWIDE, INC.
                                     (REGISTRANT)



Date:  August 14, 1999               By:  /s/ EDWARD L. PIERCE
                                          --------------------
                                          Edward L. Pierce
                                          Senior Vice President, Chief Financial
                                          Officer and Assistant Secretary
                                          (Duly Authorized Officer and Principal
                                          Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
------                         -------------------

  27                         Financial Data Schedule