Form 10-Q
period 1999-09-30
METAMOR WORLDWIDE INC
filed 1999-11-15
CIK 1000366

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                              --------------------


(MARK ONE)

   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO __________


                         COMMISSION FILE NUMBER 0-26970

                              --------------------

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

                              --------------------

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                       ---    ---

         AS OF NOVEMBER 1, 1999, THE COMPANY HAD 34,272,594 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING.


================================================================================

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                                      INDEX



                                                                                                Page
                                                                                                ----

PART I.       FINANCIAL INFORMATION

              Item 1.      Financial Statements                                                    3

              Item 2.      Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                          11

              Item 3.      Quantitative and Qualitative Disclosures
                           About Market Risk                                                      16

PART II.      OTHER INFORMATION

              Item 6.      Exhibits and Reports on Form 8-K                                       17

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                                   1999                1998
                                                                               -------------       ------------
                                                                                (UNAUDITED)
                                        ASSETS
Current Assets:
   Cash and cash equivalents                                                    $     10,309       $     27,613
   Accounts receivable, net of allowance of $6,105 and $3,055                        176,856             94,045
   Prepaid expenses and other                                                         30,597             10,608
                                                                                ------------       ------------
      Total current assets                                                           217,762            132,266

Net Assets Held for Sale                                                                  --            278,176
Fixed Assets, net                                                                     49,748             27,970
Intangible Assets, net of accumulated amortization of $13,109 and $6,261             557,674            257,405
Investments and Other                                                                 27,435              7,851
                                                                                ------------       ------------
      Total Assets                                                              $    852,619       $    703,668
                                                                                ============       ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt                                         $         --       $      2,124
   Accounts payable and accrued expenses                                              35,893             23,141
   Payroll and related taxes                                                          35,747             27,821
   Amounts due sellers of acquired businesses                                         33,212             51,311
   Other                                                                              19,409             20,020
                                                                                ------------       ------------
      Total current liabilities                                                      124,261            124,417

Long-term Debt, net of current maturities                                            266,982            238,076
Deferred Income Taxes and Other                                                       11,017              2,430
Minority Interests                                                                     1,683                 --

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, par value $.01; 5,000,000 shares authorized;
      none outstanding                                                                    --                 --
   Common stock, par value $.01; 100,000,000 shares authorized; 34,254,323
      and 32,408,448 shares issued and outstanding                                       343                324
   Additional paid-in capital                                                        300,675            225,075
   Retained earnings                                                                 153,272            114,361
   Accumulated other comprehensive income                                             (2,482)            (1,015)
                                                                                ------------       ------------
                                                                                     451,808            338,745
                                                                                ------------       ------------
    Less - note receivable from stockholder                                           (3,132)                --
                                                                                ------------       ------------
      Total stockholders' equity                                                     448,676            338,745
                                                                                ------------       ------------
      Total Liabilities and Stockholders' Equity                                $    852,619       $    703,668
                                                                                ============       ============





            See notes to unaudited consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except per share amounts)

                                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                         SEPTEMBER 30,
                                                              -------------------------------       -------------------------------
                                                                  1999               1998               1999               1998
                                                              ------------       ------------       ------------       ------------

Revenues from Services                                        $    152,846       $     95,704       $    428,558       $    243,460
Cost of Services                                                    92,091             56,259            253,828            144,874
                                                              ------------       ------------       ------------       ------------
Gross Profit                                                        60,755             39,445            174,730             98,586

Operating Costs and Expenses:
   Selling, general and administrative                              38,966             26,536            114,865             66,032
   Depreciation and amortization                                     6,292              2,411             15,263              6,145
                                                              ------------       ------------       ------------       ------------
                                                                    45,258             28,947            130,128             72,177
                                                              ------------       ------------       ------------       ------------

Operating Income                                                    15,497             10,498             44,602             26,409
Other Income (Expense):
   Interest expense                                                 (6,258)            (1,817)           (15,016)            (5,332)
   Other                                                               576                636               (782)               685
                                                              ------------       ------------       ------------       ------------
                                                                    (5,682)            (1,181)           (15,798)            (4,647)
                                                              ------------       ------------       ------------       ------------
Income from Continuing Operations before
  Income Taxes                                                       9,815              9,317             28,804             21,762
Provision for Income Taxes                                           4,122              3,913             12,097              9,140
                                                              ------------       ------------       ------------       ------------
Income from Continuing Operations                                    5,693              5,404             16,707             12,622
Discontinued Operations:
   Income from discontinued operations,
     less applicable income taxes                                    3,061              5,172             11,571             16,866
   Gain on sale of discontinued operations, less
     applicable income taxes                                        10,633             19,336             10,633             19,336
                                                              ------------       ------------       ------------       ------------
Income from Discontinued Operations                                 13,694             24,508             22,204             36,202
                                                              ------------       ------------       ------------       ------------

Net Income                                                    $     19,387       $     29,912       $     38,911       $     48,824
                                                              ============       ============       ============       ============
Earnings per Common Share:
   Basic --
    Income from Continuing Operations                         $       0.17       $       0.16       $       0.50       $       0.39
    Income from Discontinued Operations                               0.40               0.75               0.66               1.10
                                                              ------------       ------------       ------------       ------------
    Net Income                                                $       0.57       $       0.91       $       1.16       $       1.49
                                                              ============       ============       ============       ============
   Diluted --
    Income from Continuing Operations                         $       0.17       $       0.16       $       0.49       $       0.37
    Income from Discontinued Operations                               0.36               0.66               0.63               1.02
                                                              ------------       ------------       ------------       ------------
    Net Income                                                $       0.53       $       0.82       $       1.12       $       1.39
                                                              ============       ============       ============       ============
Reconciliation of Net Income to Comprehensive Income:
   Net Income                                                 $     19,387       $     29,912       $     38,911       $     48,824
   Currency translation adjustments                                    772                (31)            (1,467)               (43)
                                                              ------------       ------------       ------------       ------------
   Comprehensive Income                                       $     20,159       $     29,881       $     37,444       $     48,781
                                                              ============       ============       ============       ============


            See notes to unaudited consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                  -------------------------------
                                                                                      1999               1998
                                                                                  ------------       ------------
Cash Flows from Operating Activities:
   Net income                                                                     $     38,911       $     48,824
   Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                                      21,291             14,251
     Amortization of debt costs and discount on convertible notes                        4,255              4,098
     Deferred income tax provision (benefit)                                             5,003               (266)
     Provision for doubtful accounts                                                     3,050              3,139
     Gain on sales of businesses                                                       (14,086)           (49,040)
     Other                                                                              (2,068)            (1,601)
     Changes in assets and liabilities net of effects of acquisitions:
       Accounts receivable                                                             (41,661)           (46,042)
       Prepaid expenses and other                                                      (19,143)              (341)
       Accounts payable                                                                (13,618)            36,192
       Accrued liabilities                                                             (18,817)            12,392
                                                                                  ------------       ------------
         Net cash provided by (used in) operating activities                           (36,883)            21,606
                                                                                  ------------       ------------

Cash Flows from Investing Activities:
   Cash paid for acquisitions, net of cash acquired                                   (311,951)          (157,256)
   Capital expenditures                                                                (37,908)           (23,621)
   Investment in affiliates                                                                 --             (6,008)
   Cash paid for stockholder note                                                       (3,132)                --
   Proceeds from sales of business units                                               378,624            263,035
   Cash paid to buyer of staffing services business                                    (10,888)                --
   Other                                                                                (9,651)               866
                                                                                  ------------       ------------
         Net cash provided by investing activities                                       5,094             77,016
                                                                                  ------------       ------------

Cash Flows from Financing Activities:
   Net proceeds from issuance of long-term debt                                        392,517            164,748
   Payments on long-term debt                                                         (380,500)          (224,205)
   Net proceeds from sale of common stock                                                8,380              9,181
   Repurchase of common stock                                                           (5,912)            (2,574)
                                                                                  ------------       ------------
         Net cash provided by (used in) financing activities                            14,485            (52,850)
                                                                                  ------------       ------------

Net increase (decrease) in cash and cash equivalents                                   (17,304)            45,772
Cash and cash equivalents at beginning of period                                        27,613             14,767
                                                                                  ------------       ------------
Cash and cash equivalents at end of period                                        $     10,309       $     60,539
                                                                                  ============       ============

Cash paid during the periods for:
    Interest, net of amounts capitalized                                          $     21,059       $     13,846
                                                                                  ============       ============
    Income taxes                                                                  $     17,802       $     15,069
                                                                                  ============       ============





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

2. DISCONTINUED OPERATIONS

         Discontinued operations consist of the Company's commercial staffing unit, which was sold in July 1998 and its software solutions and project support units, which were sold in the third quarter of 1999. Proceeds from the sales of these units were used to pay down borrowings under the Company's senior credit facility. The operating results and net assets of these units (including prior periods) are reflected in the accompanying financial statements as discontinued operations. Net assets of discontinued operations consisted of accounts receivable, fixed assets, intangibles and liabilities to be transferred to the buyer.

         Revenues from discontinued operations were $115.1 million and $131.1 million for the three months ended September 30, 1999 and 1998, respectively, and $366.4 million and $613.5 million for the nine months ended September 30, 1999 and 1998, respectively. Income from discontinued operations includes an allocation of interest expense based on net assets of the business units included in continuing and discontinued operations. Interest expense of $3.3 million and $1.9 million for the three months ended September 30, 1999 and 1998, respectively, and interest expense of $8.5 million and $9.9 million for the nine months ended September 30, 1999 and 1998, respectively, was allocated to discontinued operations. Income taxes on income from discontinued operations were $2.2 million and $4.5 million for the three months ended September 30, 1999 and 1998, respectively, and $8.4 million and $13.0 million for the nine months ended September 30, 1999 and 1998, respectively.

         In July 1998, the Company sold its commercial staffing unit to The Corporate Services Group PLC for $250 million, plus excess working capital of approximately $11 million. A gain of $57.3 million ($25.5 million after tax) was recognized on the sale in 1998.

         The software solutions unit was sold to GTCR Fund VI, L.P. for cash of $75.5 million, preferred stock of $20.5 million in the unit and 2.7 million common shares in the unit, representing approximately ten percent of the outstanding shares. The preferred stock bears interest at ten percent and had an estimated fair value at the date of sale of $14.5 million. A loss of $0.4 million ($0.3 million after tax) was recognized on the sale in the third quarter of 1999.

         The project support unit was sold to a group of investors led by GTCR Fund VI, L.P. and First Union Capital Partners. Purchase consideration totaled $305 million in cash, subject to certain working capital adjustments, plus up to an additional $20 million in contingent consideration if certain levels of profitability in 2000 are achieved. A gain of $14.5 million ($10.9 million after tax) was recognized on the sale in the third quarter of 1999.

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

4. ACQUISITIONS

         All acquisitions made by the Company have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included in the Company's consolidated results of operations from the date of acquisition. Summary information on the businesses acquired during the nine months ended September 30, 1999 and 1998 follows:

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                  --------------------------
                                                                     1999            1998
                                                                  ----------      ----------
Acquisitions completed:
     Continuing operations                                                 4               9
     Discontinued operations (1)                                           1               3
                                                                  ----------      ----------
         Total                                                             5              12
                                                                  ==========      ==========

Purchase consideration (in thousands):
   Cash paid                                                      $  325,335      $  161,842
   Fair value of common stock issued                                  73,151          13,896
   Amounts due sellers                                                33,212           9,645
   Notes issued                                                        9,066              --
   Liabilities assumed                                                36,571           9,805
                                                                  ----------      ----------
   Fair value of assets acquired (including intangibles)          $  477,335      $  195,188
                                                                  ==========      ==========


(1) These acquisitions are included in net assets held for sale and the related results of operations have been reported as discontinued operations (See Note 2).

         In February 1999, the Company acquired 42 percent of the common stock of Decan Groupe ("Decan"), a publicly held, French-based business, and instituted a cash tender offer for the remaining shares. In April, the Company completed the tender offer and at September 30, 1999, owned 98.6 percent of Decan's common stock and 95.1 percent of its convertible notes. The purchase consideration for Decan totaled approximately $155.7 million, consisting of $149.4 million in cash and 0.2 million shares of the Company's common stock valued at $6.3 million. In connection with the issuance of the Company's common stock, the Company received a note from a selling shareholder of Decan. The note totals approximately $3.1 million and is secured by the issued common stock. The note bears interest at 7 percent and is due March 2001.

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

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         In September 1999, the Company acquired Kinderhook Systems, Inc. for $24 million, consisting of $14.9 million in cash and $9.1 million in subordinated convertible notes of Xpedior Incorporated ("Xpedior"), the Company's eBusiness services unit. The notes bear interest at 7.0 percent and are convertible into common stock of Xpedior, at the option of the holders, at the initial public offering price during a 30-day period after the earlier of the distribution of Xpedior stock by Metamor or the second anniversary of an initial public offering (see Note 10). The notes are guaranteed by the Company until the completion of the initial public offering.

         In certain transactions, the sellers of the acquired businesses are entitled to contingent consideration ("Earnouts") based on the post-acquisition increase in earnings before interest and taxes ("EBIT"), as defined. During the nine months ended September 30, 1999, Earnouts of $89.6 million were paid to sellers. At September 30, 1999, the maximum contractual amount of Earnouts based on future increases in EBIT totaled $161.8 million. The payment of any contingent consideration will increase goodwill.

         The following results of operations have been prepared assuming the acquisitions made through September 30, 1999, occurred as of the beginning of the periods presented. The pro forma operating results are not necessarily indicative of future operating results nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented.

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                  ------------------------------
                                                      1999              1998
                                                  ------------      ------------
                                                       (in thousands, except
                                                         per share amounts)

Revenues from services                            $    465,960      $    388,716
Income from continuing operations                 $     17,020      $      9,320
Net income                                        $     39,224      $     45,522
Earnings per share:
 Basic
   Income from continuing operations              $       0.50      $       0.27
                                                  ============      ============
   Net income                                     $       1.15      $       1.33
                                                  ============      ============
 Diluted
   Income from continuing operations              $       0.50      $       0.27
                                                  ============      ============
   Net income                                     $       1.12      $       1.26
                                                  ============      ============

5. SHORT-TERM BORROWINGS

         On June 30, 1999, the Company entered into a $50 million Term Loan Agreement (the "Term Loan") with certain banks in its Senior Credit Agreement. Borrowings under the Term Loan bear interest, at the Company's option, at LIBOR plus 3 percent or the bank's base rate plus 1.75 percent. The Term Loan was terminated upon completion of the sale of the Company's software solutions business.

6. LONG-TERM DEBT

         Under its Senior Credit Agreement (the "Agreement"), the Company may borrow the lesser of $225 million or 3.5 times Pro Forma Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization of all acquired businesses for the preceding twelve-month period). The Agreement contains certain covenants which, among other things, limit total debt to 5.25 times Pro Forma Adjusted EBITDA, limit the payment of dividends and require the maintenance of certain financial ratios. The Agreement is secured by a pledge of the

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


stock of the Company's material subsidiaries. A fee of 0.175 percent to 0.375 percent is payable on the unused portion of the commitment.

         As of September 30, 1999, the Company had $60.2 million of outstanding borrowings under the Agreement and remaining availability (after deducting outstanding letters of credit of $1.1 million) of $163.7 million. Borrowings under the Agreement bear interest, at the Company's option, at LIBOR or the bank's base rate, plus the applicable margin. The weighted average interest rate of the Company's outstanding borrowings under the Agreement was 6.9 percent at September 30, 1999.

7. COMMON STOCK

         Under terms of a share repurchase program approved by the Board of Directors, the Company purchased 0.4 million shares of common stock during the nine months ended September 30, 1999, at an average price per share of $14.46.

8. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share amounts):

                                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                                  --------------------------      --------------------------
                                                                      1999           1998            1999            1998
                                                                  ----------      ----------      ----------      ----------
Numerator:
   Income from continuing operations - numerator for
     basic earnings per share                                     $    5,693      $    5,404      $   16,707      $   12,622
   Effect of dilutive securities:
     2.94% convertible subordinated notes                                 --             835              --           1,899
                                                                  ----------      ----------      ----------      ----------
   Numerator for diluted earnings per share - income
     available to common stockholders after assumed
     conversions                                                  $    5,693      $    6,239      $   16,707      $   14,521
                                                                  ==========      ==========      ==========      ==========
Denominator:
   Denominator for basic earnings per share - weighted -
     average shares                                                   34,209          33,015          33,626          32,745
   Effect of dilutive securities:
     Stock options                                                       137             343             190             601
     2.94% convertible subordinated notes                                 --           5,460              --           5,460
                                                                  ----------      ----------      ----------      ----------
   Dilutive potential common shares                                      137           5,803             190           6,061
                                                                  ----------      ----------      ----------      ----------
   Denominator for diluted earnings per share - adjusted
     weighted-average shares and assumed conversions                  34,346          38,818          33,816          38,806
                                                                  ==========      ==========      ==========      ==========

Basic earnings per share                                          $     0.17      $     0.16      $     0.50      $     0.39
                                                                  ==========      ==========      ==========      ==========

Diluted earnings per share                                        $     0.17      $     0.16      $     0.49      $     0.37
                                                                  ==========      ==========      ==========      ==========

         Options to purchase 2,381,670 shares and 294,594 shares of common stock for the three months ended September 30, 1999 and 1998, respectively, and 2,000,334 shares and 97,194 shares of common stock for the nine months ended September 30, 1999 and 1998, respectively, were outstanding and were excluded from the computation of diluted earnings per share because the exercise prices of those options exceeded the average market

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


price of the common shares. The effects of the conversion of the 2.94% convertible subordinated notes were anti-dilutive to the income from continuing operations for the three months ended September 30, 1999 and the nine months ended September 30, 1999.

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

         The Company has both domestic and foreign operations. As of September 30, 1999, the foreign operations had total assets of $193.7 million and had total revenues of $62.0 million for the nine months then ended.

10. SUBSEQUENT EVENT

         On October 18, 1999, the Company filed a registration statement with the Securities and Exchange Commission on form S-1 covering the sale of up to
8.5 million shares of Xpedior to the public (9.8 million shares assuming the underwriters over-allotment option is fully exercised). Proceeds from the sale will be used to repay amounts due to the Company from Xpedior and for general working capital purposes of Xpedior.

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

         As a result of the strategic repositioning of the Company to focus exclusively on its core solutions business, the Company sold its staffing services business in 1998 and its project support and software solutions businesses in the third quarter of 1999. The operating results of these businesses (including prior periods) are reflected in the historical Consolidated Financial Statements as discontinued operations.

RESULTS OF OPERATIONS

                      THREE MONTHS ENDED SEPTEMBER 30, 1999
             COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           1999          1998
                                                                         --------      --------

     Revenues from services                                              $152,846      $ 95,704
     Gross profit                                                        $ 60,755      $ 39,445
     Operating income                                                    $ 15,497      $ 10,498
     Income from continuing operations                                   $  5,693      $  5,404
     Earnings per share (diluted) - continuing operations                $   0.17      $   0.16

         SUMMARY. Income from continuing operations for the three months ended September 30, 1999 was $5.7 million, or $0.17 per share, compared with $5.4 million, or $0.16 per share, for the three months ended September 30, 1998. Revenues for the current quarter increased 60 percent to $152.8 million, up from $95.7 million in the third quarter of 1998. This increase was the result of strong internal growth, as well as the effects of acquisitions made after the third quarter of 1998. All acquisitions made by the Company were purchases and, accordingly, the operating results of the acquired businesses are included in the consolidated results from the date of acquisition.

         Gross profit for the current quarter increased 54 percent to $60.8 million. This improvement is the result of the increase in revenues. Gross margin for the current quarter was 39.7 percent compared with 41.2 percent in the third quarter of 1998. The decline in gross margin primarily resulted from acquisitions of businesses that had lower gross margins than the Company's consolidated margin for the third quarter of 1998 and lower utilization in certain business units. On a pro forma basis, which assumes all acquisitions were completed as of the beginning of the periods presented, gross margin for the current quarter was 40.1 percent, compared with 40.9 percent for the third quarter of 1998. This decline reflected lower utilization in certain business units as a result of deferrals of major contracts.

         Operating income for the three months ended September 30, 1999 increased 48 percent to $15.5 million, up from $10.5 million in the same period of 1998. The operating margin for the current quarter was 10.1 percent compared with 11.0 percent for the third quarter of 1998. The lower margin primarily related to higher amortization related to recent acquisitions and additional investments in Xpedior Incorporated ("Xpedior"), the Company's eBusiness services unit, to position it as a free-standing, publicly held company and in the Company's enterprise solutions unit to develop its application support capabilities. On a pro forma basis, the consolidated operating margin was 10.0 percent, up from 9.9 percent for the third quarter of 1998. This improvement reflected higher operating leverage in most of the business units and an $0.8 million adjustment to a litigation reserve following an appeals court reversal of a jury award.

         OPERATING COSTS AND EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 1999 totaled $39.0 million, compared with $26.5 million for the three months ended September 30, 1998. The increase in SG&A expenses primarily related to (i) the effects of the acquisitions, (ii) internal growth of the operating companies post-acquisition,
(iii) investments made to improve infrastructure and to develop technical practices, (iv) investments in Xpedior and in the Company's enterprise solutions unit and (v) higher expenses at the corporate level to support growth.

         Depreciation totaled $2.6 million and $1.3 million for the three months ended September 30, 1999 and 1998, respectively. The increase primarily related to the fixed assets of the businesses acquired and, to a lesser extent, capital expenditures. Amortization of $3.7 million and $1.1 million for the three months ended September 30, 1999 and 1998, respectively, related to amortization of intangible assets of the acquired businesses.

         NON-OPERATING COSTS AND EXPENSES. Interest expense totaled $9.6 million and $3.7 million for the three months ended September 30, 1999 and 1998, respectively. Interest expense was allocated between continuing operations and discontinued operations based on net assets of the respective business units. Interest expense from continuing operations for the current quarter totaled $6.3 million compared with $1.8 million for 1998.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the current quarter was $4.1 million, compared with $3.9 million for 1998. The Company's effective tax rate of 42 percent includes the effects of state income taxes and the portion of goodwill amortization not deductible for federal income tax purposes.

RESULTS OF OPERATIONS

                      NINE MONTHS ENDED SEPTEMBER 30, 1999
             COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 1999          1998
                                                               --------      --------

     Revenues from services                                    $428,558      $243,460
     Gross profit                                              $174,730      $ 98,586
     Operating income                                          $ 44,602      $ 26,409
     Income from continuing operations                         $ 16,707      $ 12,622
     Earnings per share (diluted) - continuing operations      $   0.49      $   0.37

         SUMMARY. Income from continuing operations for the nine months ended September 30, 1999 was $16.7 million, or $0.49 per share, compared with $12.6 million, or $0.37 per share, for the nine months ended September 30, 1998. Net income for the nine months ended September 30, 1999, included one-time charges of $2.2 million, or $0.04 per share after tax, that were incurred in the first quarter. The charges related to costs incurred in connection with a terminated merger and severance paid to an executive of the Company.

         Revenues for the nine months increased 76 percent to $428.6 million, up from $243.5 million in the third quarter of 1998. This increase was the result of strong internal growth, as well as the effects of acquisitions made since the third quarter of 1998. All acquisitions made by the Company were purchases and, accordingly, the operating results of the acquired businesses are included in the consolidated results from the date of acquisition.

         Gross profit for the nine months increased 77 percent to $174.7 million. This improvement related to the 76 percent increase in revenues and an expansion in gross margin. Gross margin for the first nine months was 40.8 percent, up from 40.5 percent in 1998.

         During the nine months ended September 30, 1999, the Company recorded one-time charges of $2.2 million, or $0.04 per share after income tax. Approximately $1.1 million of the charges related to costs incurred in connection with the proposed merger with SPR Inc. The merger was terminated in March 1999 and the costs were primarily for outside legal and accounting services. The remainder of the one-time charges related to severance paid under terms of an employment agreement to the former president of the Company's project support business.

         Operating income before one-time charges for the nine months ended September 30, 1999 increased 77 percent to $46.8 million, up from $26.4 million in the same period of 1998. The operating margin for the nine months was 10.4 percent compared with 10.8 percent for the same period in 1998. The decline in margin primarily related to amortization of goodwill related to recent acquisitions. On a pro forma basis, the consolidated operating margin was 10.1 percent, up from 9.5 percent for the first nine months of 1998. This improvement reflected pro forma gross margin expansion, higher operating leverage in most of the business units and an $0.8 million adjustment to a litigation reserve following an appeals court reversal of a jury award.

         OPERATING COSTS AND EXPENSES. Selling, general and administrative ("SG&A") expenses for the nine months ended September 30, 1999 totaled $114.9 million, compared with $66.0 million for the nine months ended September 30, 1998. The increase in SG&A expenses primarily related to (i) the effects of the acquisitions, (ii) internal growth of the operating companies post-acquisition,
(iii) investments made to improve infrastructure and to develop technical practices, (iv) investments in Xpedior and in the Company's enterprise solutions unit and (v) higher expenses at the corporate level to support growth.

         Depreciation totaled $7.2 million and $3.3 million for the nine months ended September 30, 1999 and 1998, respectively. Amortization of $8.1 million and $2.8 million for the nine months ended September 1999 and 1998, respectively, related to amortization of intangible assets of the acquired businesses.

         NON-OPERATING COSTS AND EXPENSES. Interest expense totaled $23.5 million and $15.2 million for the nine months ended September 30, 1999 and 1998, respectively. Interest expense was allocated between continuing operations and discontinued operations based on net assets of the respective business units. Interest expense from continuing operations totaled $15.0 million and $5.3 million for the nine months ended September 30, 1999 and 1998, respectively.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the nine months ended September 1999 was $12.1 million, compared with $9.1 million for 1998. The Company's effective tax rate of 42 percent includes the effects of state income taxes and the portion of goodwill amortization not deductible for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements have principally related to the acquisition of businesses, working capital needs and capital expenditures. These requirements have been met through a combination of bank debt, issuances of securities and internally generated funds.

         During the nine months ended September 30, 1999, the Company made cash payments for acquisitions of approximately $325 million. These payments were comprised of (i) $235.7 million paid to sellers of businesses acquired in 1999 and (ii) $89.6 million of post-closing purchase consideration ("Earnouts") paid to sellers based on the post-acquisition increase in earnings before interest and taxes ("EBIT"), as defined. The remaining Earnouts are capped at $161.8 million and are generally tied to operating performance for the full year 1999 and 2000. Based on current growth rates and operating trends, the Company estimates the remaining Earnouts will be approximately $71.9 million. The majority of these Earnouts are expected to be paid in the first half of 2000. The Company expects to fund the payment of the Earnouts out of borrowings under its Senior Credit Agreement.

         Capital expenditures totaled $37.9 million and $23.6 million for the nine months ended September 30, 1999 and 1998, respectively. The majority of these expenditures related to (i) development of information systems for the staffing service and project support businesses, which were included with the sales of those businesses, (ii) computer equipment and software for technical consultants and (iii) furniture, fixtures and equipment related to business expansion.

         The Company estimates that capital expenditures for the remainder of 1999 will be approximately $10 million. The remaining planned capital expenditures for 1999 are normal recurring items necessary to support business expansion and the anticipated growth in the number of technical consultants. The Company expects to fund these capital expenditures primarily out of borrowings under its Senior Credit Agreement.

         The Company had working capital of $93.5 million and $7.8 million at September 30, 1999 and 1998, respectively. The Company had cash and cash equivalents of $10.3 million and $27.6 million at September 30, 1999 and 1998, respectively. The Company's operating cash flows and working capital requirements are significantly affected by the timing of payroll and the receipt of payment from the customer. Cash flows provided by (used in) operating activities were $(36.9) million and $21.6 million for the nine months ended September 30, 1999 and 1998, respectively.

         In March 1999, the Company reinstated its stock repurchase program and since that time has repurchased approximately 0.4 million shares of common stock at an average price per share of $14.46. Under terms of the program, the Company can expend an additional $26.0 million to repurchase shares or its convertible notes.

         Under terms of the Company's Senior Credit Agreement, the Company may borrow under its revolving credit facility the lesser of $225 million or 3.5 times Pro Forma Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization of all acquired businesses for the preceding twelve-month period). Borrowings under the facility bear interest, at the Company's option, at LIBOR or the bank's base rate, plus the applicable margin. A fee of 0.175 percent to 0.375 percent is payable on the unused portion of the commitment. The Senior Credit Agreement contains certain covenants which, among other things, limit total debt to 5.25 times Pro Forma Adjusted EBITDA, limit the payment of dividends and require the maintenance of certain financial ratios.

         As of September 30, 1999, the Company had outstanding borrowings under the Senior Credit Agreement of $60.2 million and remaining availability (after deducting outstanding letters of credit of $1.1 million) of $163.7 million. The weighted average interest rate of the Company's outstanding borrowings under the Senior Credit Agreement was 6.9 percent at September 30, 1999.

         On June 30, 1999, the Company entered into a $50 million Term Loan Agreement (the "Term Loan") with certain banks in its Senior Credit Agreement. Under terms of the agreement, the Company may borrow up to $50 million. Borrowings under the agreement bear interest, at the Company's option, at LIBOR plus 3 percent or the bank's base rate plus 1.75 percent. The Term Loan was terminated upon completion of the sale of the Company's software solutions business.

         In 1999, the Company's management and Board of Directors approved a plan covering the sale of its project support and software solutions units and the sale to the public of up to 20 percent of the common shares of Xpedior. On August 6, 1999, the Company completed the sale of its software solutions unit. The cash proceeds of approximately $76 million were used to repay all outstanding borrowings under its term loan agreement and the remainder was used to paydown borrowings under its Senior Credit Agreement. On September 30, 1999, the Company completed the sale of its project support unit. The cash proceeds of approximately $305 million were used to repay borrowings under its Senior Credit Agreement.

         On October 18, 1999, the Company's eBusiness subsidiary, Xpedior, filed a registration statement with the Securities and Exchange Commission on form S-1 covering the sale of up to 8.5 million shares to the public (9.8 million shares assuming the underwriters over-allotment option is fully exercised). Proceeds from the sale will be used to repay amounts due to the Company from Xpedior and for general working capital purposes of Xpedior.

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

         For its information technology exposures, the Company is 100 percent complete on the remediation phase and has substantially completed its reprogramming and replacement efforts. The Company has substantially completed the testing and implementation of its internal systems and expects to be fully compliant during the fourth quarter of 1999.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)      EXHIBITS

        27 - Financial Data Schedule

        (b)      REPORTS ON FORM 8-K

        A Form 8-K Current Report dated August 6, 1999 was filed with the Securities and Exchange Commission reporting the Company's sale of its software solutions business.

        A Form 8-K Current Report dated September 30, 1999 was filed with the Securities and Exchange Commission reporting the Company's sale of its project support business.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   METAMOR WORLDWIDE, INC.
                                   (REGISTRANT)



Date:    November 12, 1999              By: /s/ EDWARD L. PIERCE
                                            -----------------------------------
                                            Edward L. Pierce
                                            Executive Vice
                                            President and Chief
                                            Financial Officer
                                            (Duly Authorized Officer)

Date:    November 12, 1999              By: /s/ KEVIN P. COHN
                                            -----------------------------------
                                            Kevin P. Cohn
                                            Corporate Controller
                                            (Chief Accounting Officer)

                                  EXHIBIT INDEX


         EXHIBIT
         NUMBER                                EXHIBIT DESCRIPTION
         -------                               -------------------

            27                                 Financial Data Schedule