Form 10-Q/A
period 1999-03-31
METAMOR WORLDWIDE INC
filed 2000-03-28
CIK 1000366

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


(Mark One)
    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

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


                                                                               Page
                                                                               ----
PART I.       FINANCIAL INFORMATION

              Item 1.      Financial Statements                                  3

              Item 2.      Management's Discussion and Analysis of              11
                           Financial Condition and Results of Operations

              Item 3.      Quantitative and Qualitative Disclosures             16
                           About Market Risk

PART II.      OTHER INFORMATION

              Item 6.      Exhibits and Reports on Form 8-K                     17

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                             MARCH 31,     DECEMBER 31,
                                                                               1999            1998
                                                                            -----------    -----------
                                                                            (UNAUDITED,
                                                                            AS RESTATED)
                                        ASSETS
Current Assets:
   Cash and cash equivalents                                                $    31,022    $    27,613
   Accounts receivable, net of allowance of $5,959 and $3,055                   158,411         94,045
   Prepaid expenses and other                                                    15,647         10,608
                                                                            -----------    -----------
      Total current assets                                                      205,080        132,266

Net Assets Held for Sale                                                        307,812        278,176
Fixed Assets, net                                                                37,815         27,970
Intangible Assets, net of accumulated amortization of $8,630 and $6,261         501,788        257,405
Investments and Other                                                             8,669          7,851
                                                                            -----------    -----------
Total Assets                                                                $ 1,061,164    $   703,668
                                                                            ===========    ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt                                     $     2,000    $     2,124
   Accounts payable and accrued expenses                                         22,635         23,141
   Payroll and related taxes                                                     48,706         27,821
   Amounts due sellers of acquired businesses                                    37,832         51,311
   Deferred income taxes and other                                               13,167         20,020
                                                                            -----------    -----------
      Total current liabilities                                                 124,340        124,417

Long-term Debt, net of current maturities                                       497,295        238,076
Deferred Income Taxes and Other                                                   7,469          2,430
Minority Interests                                                               10,239           --

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, par value $.01; 5,000,000 shares authorized;
      none outstanding                                                             --             --
   Common stock, par value $.01;100,000,000 shares authorized; 33,905,489
      and 32,408,448 shares issued and outstanding                                  339            324
   Additional paid-in capital                                                   298,920        225,075
   Retained earnings                                                            123,575        114,361
   Accumulated other comprehensive income                                        (1,013)        (1,015)
                                                                            -----------    -----------
      Total stockholders' equity                                                421,821        338,745
                                                                            -----------    -----------
Total Liabilities and Stockholders' Equity                                  $ 1,061,164    $   703,668
                                                                            ===========    ===========

            See notes to unaudited consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except per share amounts)


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        ----------------------
                                                           1999         1998
                                                        ---------    ---------
                                                      (AS RESTATED)
Revenues from Services                                  $ 121,701    $  64,936
Cost of Services                                           69,329       39,262
                                                        ---------    ---------
Gross Profit                                               52,372       25,674

Operating Costs and Expenses:
   Selling, general and administrative                     35,245       17,581
   Depreciation and amortization                            4,579        1,605
                                                        ---------    ---------
                                                           39,824       19,186
                                                        ---------    ---------

Operating Income                                           12,548        6,488

Other Income (Expense):
   Interest expense                                        (3,082)      (1,444)
   Minority interests                                      (1,225)        --
   Other, net                                                (122)         (51)
                                                        ---------    ---------
                                                           (4,429)      (1,495)
                                                        ---------    ---------
Income from Continuing Operations before
    Income Taxes                                            8,119        4,993
Provision for Income Taxes                                  3,555        2,097
                                                        ---------    ---------
Income from Continuing Operations                           4,564        2,896
Income from Discontinued Operations,
   net of income taxes of $3,365 and $4,245                 4,650        5,911
                                                        ---------    ---------
Net Income                                              $   9,214    $   8,807
                                                        =========    =========

Earnings per Common Share (Basic and Diluted):
   Income from Continuing Operations                    $    0.14    $    0.09
   Income from Discontinued Operations                       0.14         0.18
                                                        ---------    ---------
   Net Income                                           $    0.28    $    0.27
                                                        =========    =========

Reconciliation of Net Income to Comprehensive Income:
   Net Income                                           $   9,214    $   8,807
   Currency Translation Adjustments                            (2)         (18)
                                                        ---------    ---------
   Comprehensive Income                                 $   9,212    $   8,789
                                                        =========    =========

            See notes to unaudited consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                     ----------------------
                                                                                        1999         1998
                                                                                     ---------    ---------
                                                                                     (AS RESTATED)
Cash Flows from Operating Activities:
   Net income                                                                        $   9,214    $   8,807
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                       6,743        4,625
     Amortization of debt costs and discount on convertible notes                        1,360        1,306
     Amortization of deferred compensation                                                --             22
     Deferred income tax provision (benefit)                                              (187)         562
     Provision for doubtful accounts                                                     1,270          355
     Other                                                                              (1,335)        (929)
     Changes in assets and liabilities net of effects of acquisitions:
       Accounts receivable                                                             (29,373)     (25,393)
       Prepaid expenses and other                                                        3,384        1,484
       Accounts payable                                                                 (6,625)       8,808
       Accrued liabilities                                                              (7,789)      (3,039)
                                                                                     ---------    ---------
         Net cash used in operating activities                                         (23,338)      (3,392)
                                                                                     ---------    ---------

Cash Flows from Investing Activities:
   Cash paid for acquisitions, net of cash acquired                                   (197,571)    (116,503)
   Capital expenditures                                                                (10,991)      (7,827)
   Other                                                                                   543         (805)
                                                                                     ---------    ---------
         Net cash used in investing activities                                        (208,019)    (125,135)
                                                                                     ---------    ---------

Cash Flows from Financing Activities:
   Net proceeds from issuance of long-term debt                                        240,209      127,013
   Payments on long-term debt                                                             --            (68)
   Repurchase of common stock                                                           (1,903)        --
   Net proceeds from sale of common stock                                                2,612        3,803
                                                                                     ---------    ---------
         Net cash provided by financing activities                                     240,918      130,748
                                                                                     ---------    ---------

Net increase in cash and cash equivalents                                                9,561        2,221
Cash and cash equivalents at beginning of period                                        21,593       13,374
                                                                                     ---------    ---------
Cash and cash equivalents at end of period                                              31,154       15,595
Less - Cash and cash equivalents related to discontinued operations                       (132)      (5,727)
                                                                                     ---------    ---------
Cash and cash equivalents related to continuing operations at end of period          $  31,022    $   9,868
                                                                                     =========    =========

Cash paid during the periods for:
    Interest, net of amounts capitalized                                             $   4,841    $   2,202
                                                                                     =========    =========
    Income taxes                                                                     $   3,851    $   1,597
                                                                                     =========    =========

            See notes to unaudited consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The consolidated financial statements of Metamor Worldwide, Inc. and its wholly-owned subsidiaries ("Metamor" or the "Company") included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading. The consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods.

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

         Revenues from discontinued operations were $127.4 million and $234.5 million for the three months ended March 31, 1999 and 1998, respectively. Income from discontinued operations includes an allocation of interest expense based on net assets of the business units included in continuing and discontinued operations. Interest expense of $4.0 million and $4.2 million for the three months ended March 31, 1999 and 1998, respectively, was allocated to discontinued operations. Income taxes on discontinued operations were $2.8 million and $4.3 million for the three months ended March 31, 1999 and 1998, respectively. Net assets of the discontinued operations consist primarily of accounts receivable, fixed assets, intangibles and liabilities to be assumed.

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

Purchase consideration (in thousands):
   Cash paid                                               $213,151
   Fair value of common stock issued                         73,151
   Amounts due sellers                                       37,832
   Liabilities assumed                                       59,298
                                                           --------
   Fair value of assets acquired (including intangibles)   $383,432
                                                           ========

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         In February 1999, the Company acquired 42 percent of the outstanding shares and convertible debt of Decan, a publicly-traded, French-based solutions company, and instituted a public tender offer for the remaining shares. As of March 31, 1999, the Company had acquired approximately 62 percent of Decan for $100.0 million, consisting of $95.0 million in cash and approximately 233,321 shares of the Company's common stock. In April 1999, the Company acquired an additional 34 percent of Decan for $52.0 million in cash, bringing its total ownership to approximately 96 percent. In connection with the issuance of the Company's common stock, the Company received a note from a selling shareholder of Decan. The note totals approximately $3.1 million and is secured by the issued common stock. The note bears interest at 3 percent and is due March 2001.

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

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                           -------------------------
                                               1999          1998
                                           -----------   -----------
                                             (IN THOUSANDS, EXCEPT
                                               PER SHARE AMOUNTS)
                                          (AS RESTATED)
Revenues from Services                     $   144,274   $   121,736
Income from Continuing Operations          $     4,107   $     1,384
Net Income                                 $     8,757   $     7,295
Earnings per Common Share:
   Basic
      Income from continuing operations    $      0.12   $      0.04
                                           ===========   ===========
      Net income                           $      0.26   $      0.22
                                           ===========   ===========
   Diluted
       Income from continuing operations   $      0.12   $      0.04
                                           ===========   ===========
       Net income                          $      0.26   $      0.21
                                           ===========   ===========

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

6.       COMMON STOCK

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

7.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share amounts):

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                Three Months Ended
                                                                    March 31,
                                                           ----------------------------
                                                             1999                1998
                                                           -------             --------
                                                        (As Restated)
Numerator:
   Income from continuing operations - numerator for
    basic earnings per share                               $ 4,564             $ 2,896
   Effect of dilutive securities:
     2.94% convertible subordinated notes                     --                  --
                                                           -------             -------
   Numerator for diluted earnings per share - income
    available to common stockholders after assumed
    conversions                                            $ 4,564             $ 2,896
                                                           =======             =======

Denominator:
   Denominator for basic earnings per share -
     weighted-average shares                                32,723              32,371
   Effect of dilutive securities:
     Stock options                                             214                 593
     2.94% convertible subordinated notes                     --                  --
                                                           -------             -------
   Dilutive potential common shares                            214                 593
                                                           -------             -------
   Denominator for diluted earnings per share - adjusted
    weighted-average shares and assumed conversions         32,937              32,964
                                                           =======             =======

Basic earnings per share                                   $  0.14             $  0.09
                                                           =======             =======

Diluted earnings per share                                 $  0.14             $  0.09
                                                           =======             =======

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

8.       SEGMENT REPORTING

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

         The Company has both domestic and foreign operations. As of and for the three months ended March 31, 1999, the foreign operations had total assets of $120 million and total revenues of $17 million, respectively.

9.       RESTATEMENT

         Subsequent to the filing of the Company's March 31, 1999, June 30, 1999 and September 30, 1999 Forms 10-Q with the Securities and Exchange Commission
(SEC), and following discussions with the staff of the SEC concerning its review of the Company's registration statements of its eBusiness services unit, Xpedior, Metamor reduced the goodwill amortization period for Xpedior to 20 years and adjusted the estimated fair value of Xpedior's stock used in measuring the non-cash compensation charge for stock options issued during the third quarter of 1999 prior to the initial public offering. These accounting adjustments relate to Xpedior and will not affect the

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


accounting treatment for Metamor's other business units. However, because Xpedior is a majority-owned subsidiary of Metamor, the effects of these adjustments will be reflected in Metamor's consolidated financial statements and Metamor has decided to restate its Forms 10-Q for the 1999 quarterly periods. The effect on periods prior to January 1, 1999 was not material to Metamor's results of operations or its financial condition. For the three months ended March 31, 1999, the charges reduced income from continuing operations before-tax by $(0.8) million and income from continuing operations by $(0.6) million, or $(0.2) per share.

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

RESULTS OF OPERATIONS

                        THREE MONTHS ENDED MARCH 31, 1999
               COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1998
                    (in thousands, except per share amounts)

                                      1999        1998
                                    --------    --------
                                  (AS RESTATED)
Revenues                            $121,701    $ 64,936
Gross profit                        $ 52,372    $ 25,674
Operating income                    $ 12,548    $  6,488
Income from continuing operations   $  4,564    $  2,896
Net income                          $  9,214    $  8,807
Earnings per share (diluted):
   Continuing operations            $   0.14    $   0.09
   Discontinued operations              0.14        0.18
                                    --------    --------
   Net income                       $   0.28    $   0.27
                                    ========    ========

         SUMMARY. Income from continuing operations for the three months ended March 31, 1999 was $4.6 million, or $0.14 per share, compared with $2.8 million, or $0.09 per share, for the three months ended March 31, 1998. Net income for the three months ended March 31, 1999, included one-time charges of $2.2 million or $0.03 per share after tax. The charges related to costs incurred in connection with a terminated merger and severance paid to an executive of the Company.

          Revenues for the current quarter increased 87 percent to $121.7 million, up from $64.9 million in the first quarter of 1998. The improvement was the result of internal growth, as well as the effects of acquisitions made since the first quarter of 1998. All acquisitions made by the company were purchases and, accordingly, the operating results of the acquired businesses are included in the consolidated results from the date of acquisition.

         Gross profit for the current quarter increased 104 percent to $52.4 million. This improvement related to the 87 percent increase in revenues and an expansion in gross margin. Gross margin for the current quarter was 43.0 percent, up from 39.5 percent in the first quarter of 1998.

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

         Operating income before one-time charges for the three months ended March 31, 1999 increased 127 percent to $14.7 million, up from $6.5 million in the same period of 1998. The operating margin for the current quarter was 10.3 percent, up from 10.0 percent for the first quarter of 1998. The expansion in operating margin reflected the favorable business mix shift and the higher gross margin, partially offset by investments in infrastructure to support the growth of the Company.

         OPERATING COSTS AND EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 1999 totaled $35.2 million, compared with $17.6 million for the three months ended March 31, 1998. The increase in SG&A expenses primarily related to (i) the effects of the acquisitions, (ii) internal growth of the operating companies post-acquisition,
(iii) investments made to improve infrastructure and to develop technical practices and (iv) higher expenses at the corporate level to support growth.

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

         NON-OPERATING COSTS AND EXPENSES. Interest expense totaled $3.1 million and $1.4 million for the three months ended March 31, 1999 and 1998, respectively. Interest expense was allocated in 1998 between continuing operations and discontinued operations based on net assets of the respective business units. Interest expense from continuing operations for the three months ended March 31, 1998 totaled $3.9 million.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the current quarter was $3.6 million, compared with $2.1 million for 1998. The Company's effective tax rate includes the effects of state income taxes and the portion of goodwill amortization not deductible for federal income tax purposes.

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

         The Company had working capital of $80.7 million and $7.8 million at March 31, 1999 and 1998, respectively. The Company had cash and cash equivalents of $31.2 million and $21.6 million at March 31, 1999 and 1998, respectively. The Company's operating cash flows and working capital requirements are significantly affected by the timing of payroll and the receipt of payment from the customer. Generally, the Company pays its consultants semi-monthly and receives payments from customers on average within 30 to 80 days from the date of invoice. Cash flows used in operating activities were $23.3 million and $3.4 million for the three months ended March 31, 1999 and 1998, respectively.

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