Form 10-Q/A
period 1999-06-30
METAMOR WORLDWIDE INC
filed 2000-03-28
CIK 1000366

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

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM                TO
                                            -------------    -------------

                         COMMISSION FILE NUMBER 0-26970

                             ----------------------

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

                             ----------------------

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES  [X]   NO
                                      -------   -------
         AS OF AUGUST 10, 1999, THE COMPANY HAD 34,239,398 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING.

================================================================================

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                                      INDEX


                                                                                                Page
                                                                                                ----
PART I.       FINANCIAL INFORMATION


              Item 1.      Financial Statements                                                    3

              Item 2.      Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                          11

              Item 3.      Quantitative and Qualitative Disclosures
                           About Market Risk                                                      17

PART II.      OTHER INFORMATION

              Item 4.      Submission of Matters to a Vote of Security Holders                    18

              Item 6.      Exhibits and Reports on Form 8-K                                       19

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                                JUNE 30,         DECEMBER 31,
                                                                                  1999              1998
                                                                             --------------    --------------
                                                                              (UNAUDITED,
                                                                              AS RESTATED)
                                        ASSETS
Current Assets:
   Cash and cash equivalents                                                 $       32,666    $       27,613
   Accounts receivable, net of allowance of $5,456 and $3,055                       172,613            94,045
   Prepaid expenses and other                                                        20,070            10,608
   Deferred income taxes and other                                                    1,278                --
                                                                             --------------    --------------
      Total current assets                                                          226,627           132,266

Net Assets Held for Sale                                                            316,949           278,176
Fixed Assets, net                                                                    45,642            27,970
Intangible Assets, net of accumulated amortization of $11,886 and $6,261            533,032           257,405
Investments and Other                                                                 9,137             7,851
                                                                             --------------    --------------
Total Assets                                                                 $    1,131,387    $      703,668
                                                                             ==============    ==============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Term notes                                                                $       19,000    $           --
   Current maturities of long-term debt                                                  43             2,124
   Accounts payable and accrued expenses                                             41,320            23,141
   Payroll and related taxes                                                         21,176            27,821
   Amounts due sellers of acquired businesses                                        17,907            51,311
   Deferred income taxes and other                                                    9,444            20,020
                                                                             --------------    --------------
      Total current liabilities                                                     108,890           124,417

Long-term Debt, net of current maturities                                           579,027           238,076
Deferred Income Taxes and Other                                                      13,114             2,430
Minority Interests                                                                    2,032                --

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, par value $.01; 5,000,000 shares authorized;
      none outstanding                                                                   --                --
   Common stock, par value $.01; 100,000,000 shares authorized; 34,080,147
      and 32,408,448 shares issued and outstanding                                      341               324
   Additional paid-in capital                                                       298,507           225,075
   Retained earnings                                                                132,730           114,361
   Accumulated other comprehensive income                                            (3,254)           (1,015)
                                                                             --------------    --------------
      Total stockholders' equity                                                    428,324           338,745
                                                                             --------------    --------------
Total Liabilities and Stockholders' Equity                                   $    1,131,387    $      703,668
                                                                             ==============    ==============






            See notes to unaudited consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except per share amounts)


                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                 JUNE 30,                  JUNE 30,
                                                        ------------------------    ------------------------
                                                           1999          1998          1999          1998
                                                        ----------    ----------    ----------    ----------
                                                       (AS RESTATED)              (AS RESTATED)


Revenues from Services                                  $  154,011    $   82,820    $  275,712    $  147,756
Cost of Services                                            92,408        49,353       161,737        88,615
                                                        ----------    ----------    ----------    ----------
Gross Profit                                                61,603        33,467       113,975        59,141

Operating Costs and Expenses:
   Selling, general and administrative                      40,654        21,915        75,899        39,496
   Depreciation and amortization                             5,867         2,129        10,446         3,734
                                                        ----------    ----------    ----------    ----------
                                                            46,521        24,044        86,345        43,230
                                                        ----------    ----------    ----------    ----------

Operating Income                                            15,082         9,423        27,630        15,911

Other Income (Expense):
   Interest expense                                         (5,676)       (2,071)       (8,758)       (3,515)
   Minority interests                                         (273)           --        (1,498)           --
   Other, net                                                  262           100           140            49
                                                        ----------    ----------    ----------    ----------
                                                            (5,687)       (1,971)      (10,116)       (3,466)
                                                        ----------    ----------    ----------    ----------
Income from Continuing Operations before
   Income Taxes                                              9,395         7,452        17,514        12,445
Provision for Income Taxes                                   4,101         3,130         7,655         5,227
                                                        ----------    ----------    ----------    ----------
Income from Continuing Operations                            5,294         4,322         9,859         7,218

Income from Discontinued Operations,
   net of income taxes                                       3,860         5,783         8,510        11,694
                                                        ----------    ----------    ----------    ----------
Net Income                                              $    9,154    $   10,105    $   18,369    $   18,912
                                                        ==========    ==========    ==========    ==========

Earnings per Common Share (Basic and Diluted):
   Income from Continuing Operations                    $     0.16    $     0.13    $     0.30    $     0.22
   Income from Discontinued Operations                        0.11          0.17          0.25          0.35
                                                        ----------    ----------    ----------    ----------
   Net Income                                           $     0.27    $     0.30    $     0.55    $     0.57
                                                        ==========    ==========    ==========    ==========

Reconciliation of Net Income to Comprehensive Income:
   Net Income                                           $    9,154    $   10,105    $   18,369    $   18,912
   Currency Translation Adjustments                         (2,241)         (495)       (2,239)         (477)
                                                        ----------    ----------    ----------    ----------
   Comprehensive Income                                 $    6,913    $    9,610    $   16,130    $   18,435
                                                        ==========    ==========    ==========    ==========


           See notes to unaudited consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                           ----------------------------
                                                                               1999            1998
                                                                           ------------    ------------
                                                                           (AS RESTATED)

Cash Flows from Operating Activities:
   Net income                                                              $     18,369    $     18,912
   Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                               15,243           9,971
     Amortization of debt costs and discount on convertible notes                 2,783           2,674
     Deferred income tax provision                                                3,548             204
     Provision for doubtful accounts                                                783           2,535
     Other                                                                           71          (1,584)
     Changes in assets and liabilities net of effects of acquisitions:
       Accounts receivable                                                      (53,771)        (41,120)
       Prepaid expenses and other                                               (13,600)          7,065
       Accounts payable                                                          13,192          26,879
       Accrued liabilities                                                      (15,767)        (11,088)
                                                                           ------------    ------------
         Net cash provided by (used in) operating activities                    (29,149)         14,448
                                                                           ------------    ------------

Cash Flows from Investing Activities:
   Cash paid for acquisitions, net of cash acquired                            (283,617)       (150,077)
   Capital expenditures                                                         (23,584)        (16,286)
   Cash paid to buyer of staffing services business                             (10,888)             --
   Other                                                                         (1,280)         (4,862)
                                                                           ------------    ------------
         Net cash used in investing activities                                 (319,369)       (171,225)
                                                                           ------------    ------------

Cash Flows from Financing Activities:
   Short-term borrowings                                                         19,000              --
   Net proceeds from issuance of long-term debt                                 334,302         169,787
   Net proceeds from sale of common stock                                         6,210           5,678
   Repurchase of common stock                                                    (5,912)             --
                                                                           ------------    ------------
         Net cash provided by financing activities                              353,600         175,465
                                                                           ------------    ------------

Net increase in cash and cash equivalents                                         5,082          18,688
Cash and cash equivalents at beginning of period                                 28,855          14,767
                                                                           ------------    ------------
Cash and cash equivalents at end of period                                       33,937          33,455
Less - Cash and cash equivalents related to discontinued operations              (1,271)         (5,738)
                                                                           ------------    ------------
Cash and cash equivalents related to continued operations                  $     32,666    $     27,717
                                                                           ============    ============

Cash paid during the periods for:
    Interest, net of amounts capitalized                                   $     10,576    $      5,000
                                                                           ============    ============
    Income taxes                                                           $     13,732    $     11,526
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

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



                                                            SIX MONTHS ENDED JUNE 30,
                                                           ---------------------------
                                                               1999           1998
                                                           ------------   ------------

Acquisitions completed:
     Continuing operations                                            2              8
     Discontinued operations(1)                                       1              2
                                                           ------------   ------------
         Total                                                        3             10
                                                           ============   ============

Purchase consideration (in thousands):
   Cash paid                                               $    299,419   $    154,176
   Fair value of common stock issued                             73,151         13,896
   Amounts due sellers                                           17,907             --
   Liabilities assumed                                           50,914          9,714
                                                           ------------   ------------
   Fair value of assets acquired (including intangibles)   $    441,391   $    177,786
                                                           ============   ============


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

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                              SIX MONTHS ENDED
                                                JUNE 30,
                                       ---------------------------
                                           1999            1998
                                       ------------   ------------
                                          (in thousands, except
                                            per share amounts)


                                       (AS RESTATED)

Revenues from services                 $    298,287   $    243,820
Income from continuing operations      $     10,292   $      4,467
Net income                             $     18,802   $     16,161
Earnings per share:
 Basic
   Income from continuing operations   $       0.30   $       0.13
                                       ============   ============
   Net income                          $       0.55   $       0.47
                                       ============   ============
 Diluted
   Income from continuing operations   $       0.30   $       0.13
                                       ============   ============
   Net income                          $       0.55   $       0.46
                                       ============   ============

5.       SHORT-TERM BORROWINGS

         On June 30, 1999, the Company entered into a $50 million Term Loan Agreement (the "Term Loan") with certain banks in its Senior Credit Agreement. Borrowings under the Term Loan bear interest, at the Company's option, at LIBOR plus 3 percent or the bank's base rate plus 1.75 percent and are payable October 14, 1999. As of June 30, 1999, the Company had $19 million outstanding. The Term Loan was repaid on August 6, 1999 with proceeds from the sale of the Company's software solutions business (See Note 10).

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

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share amounts):


                                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                   JUNE 30,              JUNE 30,
                                                             -------------------   -------------------
                                                               1999       1998       1999        1998
                                                             --------   --------   --------   --------
                                                               (AS                   (AS
                                                             RESTATED)             RESTATED)

Numerator:
   Income from continuing operations - numerator for
    basic earnings per share                                 $  5,294   $  4,322   $  9,859   $  7,218
   Effect of dilutive securities:
     2.94% convertible subordinated notes                          --         --         --         --
                                                             --------   --------   --------   --------
   Numerator for diluted earnings per share - income
    available to common stockholders after assumed
    conversions                                              $  5,294   $  4,322   $  9,859   $  7,218
                                                             ========   ========   ========   ========
Denominator:
   Denominator for basic earnings per share -
     weighted-average shares                                   33,930     32,835     33,330     32,605
   Effect of dilutive securities:
     Stock options                                                224        708        220        657
     2.94% convertible subordinated notes                          --         --         --         --
                                                             --------   --------   --------   --------
   Dilutive potential common shares                               224        708        220        657
                                                             --------   --------   --------   --------
   Denominator for diluted earnings per share - adjusted
    weighted-average shares and assumed conversions            34,154     33,543     33,550     33,262
                                                             ========   ========   ========   ========

Basic earnings per share                                     $   0.16   $   0.13   $   0.30   $   0.22
                                                             ========   ========   ========   ========

Diluted earnings per share                                   $   0.16   $   0.13   $   0.29   $   0.22
                                                             ========   ========   ========   ========


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

11.      RESTATEMENT

         Subsequent to the filing the Company's March 31, 1999, June 30, 1999 and September 30, 1999 Forms 10-Q with the Securities and Exchange Commission
(SEC), and following discussions with the staff of the SEC concerning its review of the Company's registration statement of its eBusiness services unit, Xpedior, Metamor reduced the goodwill amortization period for Xpedior to 20 years and adjusted the estimated fair value of Xpedior's stock used in measuring the non-cash compensation charge for stock options issued during the third quarter of 1999 prior to the initial public offering. These accounting adjustments relate to Xpedior and will not affect the accounting treatment for Metamor's other business units. However, because Xpedior is a majority-owned subsidiary of Metamor, the effects of these adjustments will be reflected in Metamor's consolidated financial statements and Metamor has decided to restate its Forms 10-Q for the 1999 quarterly periods. The effect on periods prior to January 1, 1999 was not material to Metamor's results of operations or its financial condition. For the three months ended June 30, 1999, the charges reduced income from continuing operations before-tax by $(0.7) million and income from continuing operations by $(0.6) million, or $(0.01) per share. For the six months ended June 30, 1999, the charges reduced income from continuing operations before-tax by $(1.5) million and income from continuing operations by $(1.2) million, or $(0.04) per share.

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

RESULTS OF OPERATIONS

                        THREE MONTHS ENDED JUNE 30, 1999
               COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                          1999           1998
                                                      -------------  ------------
                                                      (AS RESTATED)

Revenues                                             $     154,011   $     82,820
Gross profit                                         $      61,603   $     33,467
Operating income                                     $      15,082   $      9,423
Income from continuing operations                    $       5,294   $      4,322
Net income                                           $       9,154   $     10,105
Earnings per share (diluted):
   Continuing operations                             $        0.16   $       0.13
   Discontinued operations                                    0.11           0.17
                                                     -------------   ------------
   Net income                                        $        0.27   $       0.30
                                                     =============   ============

         SUMMARY. Income from continuing operations for the three months ended June 30, 1999 was $5.3 million, or $0.16 per share, compared with $4.3 million, or $0.13 per share, for the three months ended June 30, 1998. Revenues for the current quarter increased 86 percent to $154.0 million, up from $82.8 million in the second quarter of 1998. This increase was the result of strong internal growth, as well as the effects of acquisitions made after the second quarter of 1998. All acquisitions made by the Company were purchases and, accordingly, the operating results of the acquired businesses are included in the consolidated results from the date of acquisition.

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

         Operating income for the three months ended June 30, 1999 increased 60 percent to $15.1 million, up from $9.4 million in the same period of 1998. The operating margin for the current quarter was 9.8 percent compared with 11.4 percent for the second quarter of 1998. The decline in margin primarily related to the acquisitions of businesses with lower operating margins (after considering the purchase accounting adjustments) than the

Company's consolidated margin for the second quarter of 1998. On a pro forma basis, the consolidated operating margin was 9.9 percent, up from 9.6 percent for the second quarter of 1998. This improvement reflected margin expansion in most of the business units.

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

         Depreciation totaled $2.6 million and $1.1 million for the three months ended June 30, 1999 and 1998, respectively. The increase primarily related to the fixed assets of the businesses acquired and, to a lesser extent, capital expenditures. Amortization of $3.3 million and $1.0 million for the three months ended June 30, 1999 and 1998, respectively, related to amortization of intangible assets of the acquired businesses.

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

         PROVISION FOR INCOME TAXES. The provision for income taxes for the current quarter was $4.1 million, compared with $3.1 million for 1998. The Company's effective tax rate includes the effects of state income taxes and the portion of goodwill amortization not deductible for federal income tax purposes.

         INCOME FROM CONTINUING OPERATIONS. Due to the factors described above, income from continuing operations for 1999 was $5.3 million compared with $4.3 million for 1998.

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

RESULTS OF OPERATIONS

                         SIX MONTHS ENDED JUNE 30, 1999
                COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         1999             1998
                                                     -------------   -------------
                                                     (AS RESTATED)

Revenues                                             $     275,712   $     147,756
Gross profit                                         $     113,975   $      59,141
Operating income                                     $      27,630   $      15,911
Income from continuing operations                    $       9,859   $       7,218
Net income                                           $      18,369   $      18,912
Earnings per share (diluted):
   Continuing operations                             $        0.30   $        0.22
   Discontinued operations                                    0.25            0.35
                                                     -------------   -------------
   Net income                                        $        0.55   $        0.57
                                                     =============   =============

         SUMMARY. Income from continuing operations for the six months ended June 30, 1999 was $9.9 million, or $0.30 per share, compared with $7.2 million, or $0.22 per share, for the six months ended June 30, 1998. Net income for the six months ended June 30, 1999, included one-time charges of $2.2 million, or $0.04 per share after tax, that were incurred in the first quarter. The charges related to costs incurred in connection with a terminated merger and severance paid to an executive of the Company.

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

         Operating income before one-time charges for the six months ended June 30, 1999 increased 87 percent to $29.8 million, up from $15.9 million in the same period of 1998. The operating margin for the first six months was 10.0 percent compared with 10.8 percent for the same period in 1998. On a pro forma basis, the consolidated operating margin was 9.5 percent, up from 9.1 percent for the first six months of 1998.

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

         Depreciation totaled $4.8 million and $2.0 million for the six months ended June 30, 1999 and 1998, respectively. Amortization of $5.6 million and $1.7 million for the first six months of 1999 and 1998, respectively, related to amortization of intangible assets of the acquired businesses.

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

         PROVISION FOR INCOME TAXES. The provision for income taxes for the first six months was $8.5 million, compared with $5.2 million for 1998. The Company's effective tax rate includes the effects of state income taxes and the portion of goodwill amortization not deductible for federal income tax purposes.

         INCOME FROM CONTINUING OPERATIONS. Due to the factors described above, income from continuing operations for 1999 was $9.9 million compared with $7.2 million for 1998.

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

         The Company had working capital of $117.7 million and $7.8 million at June 30, 1999 and 1998, respectively. The Company had cash and cash equivalents of $33 million and $28 million at June 30, 1999 and 1998, respectively. The Company's operating cash flows and working capital requirements are significantly affected by the timing of payroll and the receipt of payment from the customer. Generally, the Company pays its consultants semi-monthly and generally receives payments from customers within 30 to 80 days from the date of invoice. Cash flows provided by (used in) operating activities were $(29) million and $14 million for the six months ended June 30, 1999 and 1998, respectively.

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

         On June 30, 1999, the Company entered into a loan agreement with certain banks in its Senior Credit Agreement. Under terms of this agreement, the Company may borrow up to $50 million. Borrowings under the agreement are due October 14, 1999, bear interest, at the Company's option, at LIBOR plus 3 percent or the bank's base rate plus 1.75 percent. As of June 30, 1999, the Company had $19 million outstanding under the agreement. The Term Loan was repaid on August 6, 1999 with proceeds from the sale of the Company's software solutions unit (see discussion below).

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

         Proceeds from the sale of the project support unit will be used to paydown borrowings under the Company's Senior Credit Agreement. Upon closing of the sale, the Company expects to replace its existing Senior Credit Agreement with a new credit facility. This facility is expected to be sufficient to meet its longer-term capital requirements.

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


                                      METAMOR WORLDWIDE, INC.
                                      (REGISTRANT)



Date: August 14, 1999                 By: /s/ EDWARD L. PIERCE
                                          -------------------------------------
                                          Edward L. Pierce
                                          Senior Vice President, Chief Financial
                                          Officer and Assistant Secretary
                                          (Duly Authorized Officer and Principal
                                          Financial Officer)

                                  EXHIBIT INDEX


         EXHIBIT
         NUMBER         DESCRIPTION
         -------        -----------

            27          Financial Data Schedule

