Form 10-Q/A
period 1999-09-30
METAMOR WORLDWIDE INC
filed 2000-03-28
CIK 1000366

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                    ---------

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIE0S EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________

                         COMMISSION FILE NUMBER 0-26970

                                    ---------

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

                                   ---------

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

        As of November 1, 1999, the Company had 34,272,594 shares of Common Stock, par value $0.01 per share, outstanding.

================================================================================

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                                      INDEX


                                                                          Page

PART I.    FINANCIAL INFORMATION

           Item 1.    Financial Statements                                  3

           Item 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations        12

           Item 3.    Quantitative and Qualitative Disclosures
                      About Market Risk                                    18

PART II.   OTHER INFORMATION

           Item 6.    Exhibits and Reports on Form 8-K                     19

                         PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                         1999            1998
                                                                     -------------   --------------
                                                                     (UNAUDITED,
                                                                     AS RESTATED)
                                 ASSETS
Current Assets:
   Cash and cash equivalents                                           $  10,309       $ 27,613
   Accounts receivable, net of allowance of $6,105 and $3,055            176,856         94,045
   Prepaid expenses and other                                             30,597         10,608
                                                                      ----------      ---------
     Total current assets                                                217,762        132,266

Net Assets Held for Sale                                                       -        278,176
Fixed Assets, net                                                         49,748         27,970
Intangible Assets, net of accumulated amortization of $15,334 and        555,449        257,405
   $6,261
Investments and Other                                                     27,435          7,851
                                                                      ----------      ---------
     Total Assets                                                     $  850,394      $ 703,668
                                                                      ==========      =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt                                $       -       $  2,124
   Accounts payable and accrued expenses                                  34,900         23,141
   Payroll and related taxes                                              35,747         27,821
   Amounts due sellers of acquired businesses                             33,212         51,311
   Other                                                                  19,409         20,020
                                                                      ----------      ---------
     Total current liabilities                                           123,268        124,417

Long-term Debt, net of current maturities                                266,982        238,076
Deferred Income Taxes and Other                                           11,017          2,430
Minority Interests                                                         3,123              -

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, par value $.01; 5,000,000 shares authorized;
      none outstanding                                                         -              -
   Common stock, par value $.01; 100,000,000 shares authorized;
   34,254,323                                                                343            324
      and 32,408,448 shares issued and outstanding
   Additional paid-in capital                                            300,675        225,075
   Retained earnings                                                     150,600        114,361
   Accumulated other comprehensive income                                 (2,482)        (1,015)
                                                                      ----------      ---------
                                                                         449,136        338,745
   Less - note receivable from stockholder                                (3,132)             -
                                                                      ----------      ---------
     Total stockholders' equity                                          446,004        338,745
                                                                      ----------      ---------
     Total Liabilities and Stockholders' Equity                       $  850,394      $ 703,668
                                                                      ==========      =========


            See notes to unaudited consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                    (in thousands, except per share amounts)

                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                            ---------------------------   ----------------------------
                                                1999          1998            1999           1998
                                            ------------- -------------   -------------  -------------
                                            (AS RESTATED)                 (AS RESTATED)
Revenues from Services                        $ 152,846     $  95,704       $ 428,558      $ 243,460
Cost of Services                                 92,091        56,259         253,828        144,874
                                              ---------     ---------       ---------      ---------
Gross Profit                                     60,755        39,445         174,730         98,586

Operating Costs and Expenses:
  Selling, general and administrative            38,966        26,536         114,865         66,032
  Stock compensation                              1,440           -             1,440            -
  Depreciation and amortization                   7,042         2,411          17,488          6,145
                                              ---------     ---------       ---------      ---------
                                                 47,448        28,947         133,793         72,177
                                              ---------     ---------       ---------      ---------

Operating Income                                 13,307        10,498          40,937         26,409
Other Income (Expense):
  Interest expense                               (6,258)       (1,817)        (15,016)        (5,332)
  Other                                             576           636            (782)           685
                                              ---------     ---------       ---------      ---------
                                                 (5,682)       (1,181)        (15,798)        (4,647)
                                              ---------     ---------       ---------      ---------
Income from Continuing Operations before
 Income Taxes                                     7,625         9,317          25,139         21,762
Provision for Income Taxes                        3,448         3,913          11,104          9,140
                                              ---------     ---------       ---------      ---------
Income from Continuing Operations                 4,177         5,404          14,035         12,622
Discontinued Operations:
  Income from discontinued operations,
    less applicable income taxes                  3,061         5,172          11,571         16,866
  Gain on sale of discontinued operations,
    less applicable income taxes                 10,633        19,336          10,633         19,336
                                              ---------     ---------       ---------      ---------
Income from Discontinued Operations              13,694        24,508          22,204         36,202
                                              ---------     ---------       ---------      ---------

Net Income                                    $  17,871     $  29,912       $  36,239      $  48,824
                                              =========     =========       =========      =========
Earnings per Common Share:
  Basic --
   Income from Continuing Operations          $    0.12     $    0.16       $    0.42      $    0.39
   Income from Discontinued Operations             0.40          0.75            0.66           1.10
                                              ---------     ---------       ---------      ---------
   Net Income                                 $    0.52     $    0.91       $    1.08      $    1.49
                                              =========     =========       =========      =========
  Diluted --
   Income from Continuing Operations          $    0.12     $    0.16       $    0.42      $    0.37
   Income from Discontinued Operations             0.36          0.66            0.63           1.02
                                              ---------     --------        ---------      ---------
   Net Income                                 $    0.48     $    0.82       $    1.05      $    1.39
                                              =========     =========       =========      =========
Reconciliation of Net Income to
 Comprehensive Income:
  Net Income                                  $  17,871     $  29,912       $  36,239      $  48,824
  Currency translation adjustments                  772           (31)         (1,467)           (43)
                                              ---------     ---------       ---------      ---------
  Comprehensive Income                        $  18,643     $  29,881       $  34,772      $  48,781
                                              =========     =========       =========      =========

                  See notes to unaudited consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                      ------------------------------
                                                                         1999             1998
                                                                      ------------    --------------
                                                                      (As Restated)
Cash Flows from Operating Activities:
  Net income                                                           $  36,239       $  48,824
  Adjustments to reconcile net income to net cash provided by (used
   in)
  operating activities:
    Depreciation and amortization                                         23,516          14,251
    Amortization of debt costs and discount on convertible notes           4,255           4,098
    Deferred income tax provision (benefit)                                5,003            (266)
    Provision for doubtful accounts                                        3,050           3,139
    Gain on sales of businesses                                          (14,086)        (49,040)
    Other                                                                   (628)         (1,601)
    Changes in assets and liabilities net of effects of acquisitions:
      Accounts receivable                                                (41,661)        (46,042)
      Prepaid expenses and other                                         (19,143)           (341)
      Accounts payable                                                   (14,611)         36,192
      Accrued liabilities                                                (18,817)         12,392
                                                                       ----------      ---------
        Net cash provided by (used in) operating activities              (36,883)         21,606
                                                                       ---------       ---------

Cash Flows from Investing Activities:
   Cash paid for acquisitions, net of cash acquired                     (311,951)       (157,256)
   Capital expenditures                                                  (37,908)        (23,621)
   Investment in affiliates                                                    -          (6,008)
   Cash paid for stockholder note                                         (3,132)              -
   Proceeds from sales of business units                                 378,624         263,035
   Cash paid to buyer of staffing services business                      (10,888)              -
   Other                                                                  (9,651)            866
                                                                       ---------       ---------
        Net cash provided by investing activities                          5,094          77,016
                                                                       ---------       ---------

Cash Flows from Financing Activities:
   Net proceeds from issuance of long-term debt                          392,517         164,748
   Payments on long-term debt                                           (380,500)       (224,205)
   Net proceeds from sale of common stock                                  8,380           9,181
   Repurchase of common stock                                             (5,912)         (2,574)
                                                                       ---------       ---------
        Net cash provided by (used in) financing activities               14,485         (52,850)
                                                                       ---------       ----------

Net increase (decrease) in cash and cash equivalents                     (17,304)         45,772
Cash and cash equivalents at beginning of period                          27,613          14,767
                                                                       ---------       ---------
Cash and cash equivalents at end of period                             $  10,309       $  60,539
                                                                       =========       =========

Cash paid during the periods for:
   Interest, net of amounts capitalized                                $  21,059       $  13,846
                                                                       =========       =========
   Income taxes                                                        $  17,802       $  15,069
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

4.      ACQUISITIONS

        All acquisitions made by the Company have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included in the Company's consolidated results of operations from the date of acquisition. Summary information on the businesses acquired during the nine months ended September 30, 1999 and 1998 follows:

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        ------------------------
                                                           1999          1998
                                                        -----------   ----------
Acquisitions completed:
    Continuing operations                                        4             9
    Discontinued operations (1)                                  1             3
                                                         ---------     ---------
        Total                                                    5            12
                                                         =========     =========

Purchase consideration (in thousands):
   Cash paid                                             $ 325,335     $ 161,842
   Fair value of common stock issued                        73,151        13,896
   Amounts due sellers                                      33,212         9,645
   Notes issued                                              9,066             -
   Liabilities assumed                                      36,571         9,805
                                                         ---------     ---------
   Fair value of assets acquired (including intangibles) $ 477,335     $ 195,188
                                                         =========     =========

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

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                         -----------------------------
                                                             1999           1998
                                                         -------------- --------------
                                                            (in thousands, except
                                                              per share amounts)
                                                         (AS RESTATED)
   Revenues from services                                   $465,960       $388,716
   Income from continuing operations                        $ 16,422       $  9,090
   Net income                                               $ 38,626       $ 45,292
   Earnings per share:
    Basic
     Income from continuing operations                      $   0.48       $   0.27
                                                            ========       ========
     Net income                                             $   1.14       $   1.33
                                                            ========       ========
    Diluted
     Income from continuing operations                      $   0.48       $   0.27
                                                            ========       ========
     Net income                                             $   1.11       $   1.25
                                                            ========       ========

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

8.      EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share amounts):

                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                 -----------------------------  ----------------------------
                                                     1999            1998           1999           1998
                                                 -------------    ------------  -------------  -------------
                                                 (AS RESTATED)                  (AS RESTATED)
Numerator:
  Income from continuing operations - numerator
    for basic earnings per share                  $ 4,177          $ 5,404       $14,035        $12,622
  Effect of dilutive securities:
    2.94% convertible subordinated notes                -              835             -          1,899
                                                  -------          -------       -------        -------
  Numerator for diluted earnings per share -
    income available to common stockholders
    after assumed conversions                     $ 4,177          $ 6,239       $14,035        $14,521
                                                  =======          =======       =======        =======
Denominator:
  Denominator for basic earnings per share -
    weighted-average shares                        34,209           33,015        33,626         32,745
  Effect of dilutive securities:
    Stock options                                     137              343           190            601
    2.94% convertible subordinated notes                -            5,460             -          5,460
                                                  -------          -------       -------        -------
  Dilutive potential common shares                    137            5,803           190          6,061
                                                  -------          -------       -------        -------
  Denominator for diluted earnings per share -
    adjusted weighted-average shares and
    assumed conversions                           34,346           38,818        33,816         38,806
                                                  =======          =======       =======        =======
Basic earnings per share                          $  0.12          $  0.16       $  0.42        $  0.39
                                                  =======          =======       =======        =======

Diluted earnings per share                        $  0.12          $  0.16       $  0.42        $  0.37
                                                  =======          =======       =======        =======

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

11.     RESTATEMENT

        Subsequent to the filing of the Company's March 31, 1999, June 30, 1999 and September 30, 1999 Forms 10-Q with the Securities and Exchange Commission
(SEC), and following discussions with the staff of the SEC concerning its review of the Company's initial registration statement of its eBusiness services unit, Xpedior, Metamor reduced the goodwill amortization period for Xpedior from 40 years to 20 years and adjusted the estimated fair value of Xpedior's stock used in measuring the non-cash compensation charge for stock options and other equity issuances under the Xpedior Stock Incentive Plan (the "Xpedior Plan") prior to the initial public offering. These accounting adjustments relate to Xpedior and will not affect the accounting treatment for Metamor's other business units. However, because Xpedior is a majority-owned subsidiary of Metamor, the effects of these adjustments will be reflected in Metamor's consolidated financial statements and Metamor has decided to restate its Forms 10-Q for the 1999 quarterly periods. The effect on periods prior to January 1, 1999 were not material to Metamor's results of operations or its financial condition.

        The Company applies APB 25 in accounting for the Xpedior Plan. Compensation expense has been recognized for options granted under its Xpedior stock option plan that were granted at prices below the fair value of the Company's common stock at the date of issuance. This difference results in a compensation charge of $18.4 million, which is being recognized over the vesting period. A compensation charge of $0.7 million was recognized during the nine months ended September 30, 1999.

        In September 1999, the Company issued 50,000 shares of restricted stock in Xpedior to an executive of that company, which are subject to forfeiture upon termination. The Company has recorded as deferred compensation $0.6 million which is being amortized over the 48-month vesting period. The Company also sold 129,702 shares of restricted stock in Xpedior to the executive for $7.71 per share. Under terms of an employment agreement, Xpedior can repurchase the stock in the event the executive terminates his employment prior to September 9,2001. The repurchase price equals the price paid for the stock by the executive plus $400,000. This arrangement is accounted for as a variable compensation plan, and compensation expense is recognized for the difference between the fair value and the carrying amount. During the nine months ended September 30, 1999,compensation expense of $0.7 million was recognized on this arrangement.

        A comparison of the restated and previously reported unaudited consolidated statements of operations for the three and nine months ended September 30, 1999 follows:


                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                      SEPTEMBER 30, 1999      SEPTEMBER 30, 1999
                                     ----------------------   ----------------------
                                                    AS                       AS
                                                 PREVIOUSLY               PREVIOUSLY
                                     AS RESTATED  REPORTED   AS RESTATED   REPORTED
                                     ---------- ----------   ----------  ----------
Revenues                              $152,846   $152,846     $428,558    $428,558
Costs of Services                       92,091     92,091      253,828     253,828
                                      --------   --------     --------    --------
Gross profit                            60,755     60,755      174,730     174,730

Operating Costs and Expenses:
  Selling, general and                  38,966     38,966      114,865     114,865
  administrative expenses
  Stock Compensation                     1,440          -        1,440           -
  Depreciation and amortization          7,042      6,292       17,488      15,263
                                      --------   --------     --------    --------
                                        47,448     45,258      133,793     130,128
                                      --------   --------     --------    --------

Operating income                        13,307     15,497       40,937      44,602

Interest expense                        (6,258)    (6,258)     (15,016)    (15,016)
Other income (expense)                     576        576         (782)       (782)
                                      --------   --------     --------    --------
                                        (5,682)    (5,682)     (15,798)    (15,798)
                                      --------   --------     --------    --------

Income from continuing operations
  before income taxes                    7,625      9,815       25,139      28,804

Provision for income taxes               3,448      4,122       11,104      12,098
                                      --------   --------     --------    --------

Income from continuing operations        4,177      5,693       14,035      16,706

Income from discontinued operations     13,694     13,694       22,204      22,204
                                      --------   --------     --------    --------

Net income                            $ 17,871   $ 19,387     $ 36,239    $ 38,910
                                      ========   ========     ========    ========

Earnings per common share (diluted):
  Income from continuing operations   $   0.12   $   0.17     $   0.42    $   0.49
  Income from discontinued
  operations                              0.36       0.36         0.63        0.63
                                      --------   --------     --------    --------
  operations
  Net income                          $   0.48   $   0.53     $   1.05    $   1.12
                                      ========   ========     ========    ========

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

RESULTS OF OPERATIONS

                      THREE MONTHS ENDED SEPTEMBER 30, 1999
                   COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   1999                  1998
                                                              ----------------      ---------------
                                                               (AS RESTATED)
        Revenues from services                                   $152,846              $ 95,704
        Gross profit                                             $ 60,755              $ 39,445
        Operating income                                         $ 13,307              $ 10,498
        Income from continuing operations                        $  4,177              $  5,404
        Earnings per share (diluted) - continuing                $   0.12              $   0.16
           operations

        SUMMARY. Income from continuing operations for the three months ended September 30, 1999 was $4.2 million, or $0.12 per share, compared with $5.4 million, or $0.16 per share, for the three months ended September 30, 1998. Revenues for the current quarter increased 60 percent to $152.8 million, up from $95.7 million in the third quarter of 1998. This increase was the result of strong internal growth, as well as the effects of acquisitions made after the third quarter of 1998. All acquisitions made by the Company were purchases and, accordingly, the operating results of the acquired businesses are included in the consolidated results from the date of acquisition.

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

        Operating income for the three months ended September 30, 1999 increased 27 percent to $13.3 million, up from $10.5 million in the same period of 1998. The operating margin for the current quarter was 8.7 percent compared with 11.0 percent for the third quarter of 1998. The lower margin primarily related to higher amortization related to recent acquisitions and additional investments in Xpedior Incorporated ("Xpedior"), the Company's eBusiness services unit, to position it as a free-standing, publicly held company and in the Company's enterprise solutions unit to develop its application support capabilities. On a pro forma basis, the consolidated operating margin was 10.0 percent, up from 9.9 percent for the third quarter of 1998. This improvement reflected higher operating leverage in most of the business units and an $0.8 million adjustment to a litigation reserve following an appeals court reversal of a jury award.

        OPERATING COSTS AND EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 1999 totaled $39.0 million, compared with $26.5 million for the three months ended September 30, 1998. The increase in SG&A expenses primarily related to (i) the effects of the acquisitions, (ii) internal growth of the operating companies post-acquisition,
(iii) investments made to improve infrastructure and to develop technical practices, (iv) investments in Xpedior and in the Company's enterprise solutions unit and (v) higher expenses at the corporate level to support growth. During the three months ended September 30, 1999, a non-cash stock compensation charge totaling $1.4 million was incurred as a result of Xpedior stock option grants and other equity issuances below fair value.

        Depreciation totaled $2.6 million and $1.3 million for the three months ended September 30, 1999 and 1998, respectively. The increase primarily related to the fixed assets of the businesses acquired and, to a lesser extent, capital expenditures. Amortization of $4.4 million and $1.1 million for the three months ended September 30, 1999 and 1998, respectively, related to amortization of intangible assets of the acquired businesses.

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

        PROVISION FOR INCOME TAXES. The provision for income taxes for the current quarter was $3.4 million, compared with $3.9 million for 1998. The Company's effective tax rate includes the effects of state income taxes and the portion of goodwill amortization not deductible for federal income tax purposes.

RESULTS OF OPERATIONS

                      NINE MONTHS ENDED SEPTEMBER 30, 1999
             COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   1999                  1998
                                                              ----------------      ---------------
                                                               (AS RESTATED)
        Revenues from services                                   $428,558              $243,460
        Gross profit                                             $174,730              $ 98,586
        Operating income                                         $ 40,937              $ 26,409
        Income from continuing operations                        $ 14,035              $ 12,622
        Earnings per share (diluted) - continuing                $   0.42              $   0.37
           operations

        SUMMARY. Income from continuing operations for the nine months ended September 30, 1999 was $14.0 million, or $0.42 per share, compared with $12.6 million, or $0.37 per share, for the nine months ended September 30, 1998. Net income for the nine months ended September 30, 1999, included one-time charges of $2.2 million, or $0.04 per share after tax, that were incurred in the first quarter. The charges related to costs incurred in connection with a terminated merger and severance paid to an executive of the Company.

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

        Operating income before one-time charges for the nine months ended September 30, 1999 increased 63 percent to $43.1 million, up from $26.4 million in the same period of 1998. The operating margin for the nine months was 9.6 percent compared with 10.8 percent for the same period in 1998. The decline in margin primarily related to amortization of goodwill related to recent acquisitions. On a pro forma basis, the consolidated operating margin was 10.1 percent, up from 9.5 percent for the first nine months of 1998. This improvement reflected pro forma gross margin expansion, higher operating leverage in most of the business units and an $0.8 million adjustment to a litigation reserve following an appeals court reversal of a jury award.

        OPERATING COSTS AND EXPENSES. Selling, general and administrative ("SG&A") expenses for the nine months ended September 30, 1999 totaled $114.9 million, compared with $66.0 million for the nine months ended September 30, 1998. The increase in SG&A expenses primarily related to (i) the effects of the acquisitions, (ii) internal growth of the operating companies post-acquisition,
(iii) investments made to improve infrastructure and to develop technical practices, (iv) investments in Xpedior and in the Company's enterprise solutions unit and (v) higher expenses at the corporate level to support growth. During the nine months ended September 30, 1999, a non-cash compensation charge totaling $1.4 million was incurred as a result of Xpedior stock option grants and other equity issuances below fair value.

        Depreciation totaled $7.2 million and $3.3 million for the nine months ended September 30, 1999 and 1998, respectively. Amortization of $10.3 million and $2.8 million for the nine months ended September 30, 1999 and 1998, respectively, related to amortization of intangible assets of the acquired businesses.

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

        PROVISION FOR INCOME TAXES. The provision for income taxes for the nine months ended September 1999 was $11.1 million, compared with $9.1 million for 1998. The Company's effective tax rate includes the effects of state income taxes and the portion of goodwill amortization not deductible for federal income tax purposes.

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

        The Company had working capital of $94.5 million and $7.8 million at September 30, 1999 and 1998, respectively. The Company had cash and cash equivalents of $10.3 million and $27.6 million at September 30, 1999 and 1998, respectively. The Company's operating cash flows and working capital requirements are significantly affected by the timing of payroll and the receipt of payment from the customer. Cash flows provided by (used in) operating activities were $(36.9) million and $21.6 million for the nine months ended September 30, 1999 and 1998, respectively.

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


                                              METAMOR WORLDWIDE, INC.
                                              (REGISTRANT)



Date:   November 12, 1999                     By:    /s/ EDWARD L. PIERCE
                                                     ---------------------------
                                                     Edward L. Pierce
                                                     Executive Vice President
                                                     and Chief Financial Officer
                                                     (Duly Authorized Officer)

Date:   November 12, 1999                     By:    /s/ KEVIN P. COHN
                                                     ---------------------------
                                                     Kevin P. Cohn
                                                     Corporate Controller
                                                     (Chief Accounting Officer)

                                  EXHIBIT INDEX


        EXHIBIT
        NUMBER                        EXHIBIT DESCRIPTION
        ------                        -------------------
         27                           Financial Data Schedule