Form 10-K
period 1999-12-31
METAMOR WORLDWIDE INC
filed 2000-03-30
CIK 1000366

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                             ----------------------

         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 24, 2000, there were 34,606,832 shares of Common Stock outstanding. No shares of the Class B Non-Voting Common Stock of the Registrant were outstanding. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $885 million based upon the closing price of $30.44 per share on March 24, 2000.


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

================================================================================

                             METAMOR WORLDWIDE, INC.
              ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1999

                                TABLE OF CONTENTS


                                                                                                               PAGE
                                                                                                               ----
PART I

     Item 1.      Business Overview..........................................................................    1
                      General................................................................................    1
                      The Information Technology Solutions Industry..........................................    1
                      Metamor Service Offerings..............................................................    2
                      Metamor Business Strategy..............................................................    4
                      Restructuring of the Company...........................................................    5
                      Sales and Marketing....................................................................    5
                      Retention and Recruiting...............................................................    6
                      Assessment and Training................................................................    6
                      Employees..............................................................................    6
                      Executive Officers.....................................................................    7
     Item 2.      Properties.................................................................................    8
     Item 3.      Legal Proceedings..........................................................................    8
     Item 4.      Submission of Matters to a Vote of Security Holders........................................    8

PART II

     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters......................    9
     Item 6.      Selected Financial Data....................................................................   10
     Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.................................................................................   11
                      Introduction...........................................................................   11
                      Results of Operations..................................................................   11
                      Liquidity and Capital Resources........................................................   14
                      Year 2000 Update.......................................................................   16
                      Recent Accounting Pronouncements.......................................................   16
                      Seasonality............................................................................   16
                      Inflation..............................................................................   17
                      Risk Factors...........................................................................   17
     Item 7a.     Quantitative and Qualitative Disclosures about Market Risk.................................   21
     Item 8.      Financial Statements and Supplementary Data................................................   22
     Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure................................................................................    22

PART III

     Item 10. Directors and Executive Officers of the Registrant.............................................   22
     Item 11. Executive Compensation.........................................................................   22
     Item 12. Security Ownership of Certain Beneficial Owners and Management.................................   22
     Item 13. Certain Relationships and Related Transactions.................................................   22

PART IV

     Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K................................   23

                                       (i)

                                     PART I

ITEM 1.  BUSINESS OVERVIEW

GENERAL

     Metamor Worldwide, Inc. (referred to herein as "Metamor" or the "Company") is a leading provider of information technology ("IT") solutions with one of the broadest and most diverse service offerings available in the industry. The Company was founded in 1993 as a traditional staffing services business under the name COREStaff, Inc. In 1994, Metamor began offering information technology services to its clients and in 1998 the Company divested itself of its traditional staffing services business. In 1999, Metamor completed a restructuring plan to position the Company as a pure-play IT solutions business, which included the initial public offering of 20% of its eBusiness solutions, subsidiary, Xpedior Incorporated ("Xpedior"). On December 16, 1999, Xpedior began trading on the Nasdaq National Market under the symbol "XPDR".

     Information technology solutions consist of solutions relating to systems that support the flow of information within and between companies and institutions through electronic means, including computer systems, software and peripheral systems. To meet the needs of its clients and implement solutions with flexible project delivery capabilities, Metamor offers a broad array of information technology solutions through its four business units: Metamor Enterprise Solutions, a provider of comprehensive enterprise value chain services, including supply chain management ("SCM"), enterprise resource planning ("ERP") and customer relationship management ("CRM"); Metamor Global Solutions, a provider of global application development and outsourcing; Metamor Industry Solutions, a provider of industry segment solutions; and European Operations, a provider of IT consulting and ERP solutions in the European market.

     Many of Metamor's clients are Global 2000 corporations. Metamor also has a significant presence in the middle market with client companies ranging in size from $200 million to $2 billion in annual revenues.

     The Company's principal executive offices are located at 4400 Post Oak Parkway, Suite 1100, Houston, Texas 77027-3413 (telephone: 713-548-3400).

THE INFORMATION TECHNOLOGY SOLUTIONS INDUSTRY

     Many businesses today are facing intense competition, accelerating technological change, downsizing and widespread business process reengineering. In addition, the rapid growth of the Internet and its broad range of potential uses are fueling the transition of traditional business strategies to eBusiness strategies for companies. Increasingly, these businesses are turning to providers of IT solutions to address these issues and to compete more effectively. As a result, the ability of an organization to integrate and deploy new information technologies has become increasingly critical and has led to a dramatic rise in demand for project management, software development and other computer-related services.

     Along with the increase in demand for IT services, the process of designing, developing and implementing IT solutions has become increasingly complex. Companies are continuing to use a mix of traditional mainframe systems, while implementing newer decentralized, scalable architectures based on personal computers, client/server systems, local and wide area networks, shared databases, the Internet and packaged application software. The use of these advanced decentralized or "distributed" systems and the Internet, coupled with advancements in traditional or legacy systems, has greatly enhanced the ability of companies to derive business benefits from the application of information technology. Consequently, there is a significant upward trend in both the number of companies using information technology in new ways and the number of people, or "end users", within these organizations who now have access to critical information to improve their job performance and the delivery of services to their clients.

     The IT departments within these companies are challenged to successfully integrate and manage the variety and complexity of these technologies. They are also impacted by the issues associated with attracting and retaining IT professionals with the skill sets and experience necessary to support these mission-critical system environments. At the same time, external economic factors have forced organizations to focus on core competencies and trim workforces in the management area. As a result, IT managers are charged with developing and supporting increasingly complex systems and applications of significant strategic value, while working under budgetary, personnel and expertise constraints within their own organizations. It is therefore not surprising that many corporations have outsourced various IT service functions to meet the increased demand for experienced technical talent.

METAMOR SERVICE OFFERINGS

     Metamor offers clients a broad range of information technology solutions. With offices across the United States and abroad, Metamor's flexible delivery of value-added services is provided through a combination of geographic presence, industry focus and specialized technology practices. These services include the following:

     o Strategy and planning - Involves working with a client to determine how information flows can be leveraged to cut costs, increase productivity, and in many cases drive revenue. To evaluate systems, consultants study business processes, audiences, channels and users to determine what applications and level of IT infrastructure are necessary to meet clients' strategic goals.

     o Process improvement - Leverages past IT investments by ensuring appropriate infrastructure, eliminating inefficiencies and migrating to newer technologies.

     o Enterprise resource planning - Includes strategic planning, package evaluations, business system analysis, infrastructure analysis, customization, implementation, maintenance, help desk support, upgrade planning and deployment, training and education, web enablement and change management services. Experienced project teams, including project leaders, functional and technical leads, developers and application database administrators, leverage past experience while implementing these complex systems.

     o Customer relationship management - Includes assessment, planning, implementation and on-going support services of CRM solutions that automate such functions as lead generation, opportunity management, workflow analysis, field service and client care.

     o Supply chain management - Includes assessment, planning, implementation and on-going support of SCM solutions that optimize the way goods are produced, from long-term sourcing and capital plans to short-term scheduling on manufacturing floors. Benefits include more efficient production, more timely products and service delivery, and the information necessary to isolate and circumvent problems throughout the supply chain.

     o eStrategy - Defines eEnabled business processes, system and application requirements and the operational roles associated with new eBusiness strategies. An initial assessment is followed by a formal plan to launch or improve the success of eBusiness objectives including technology recommendations, time frames and infrastructure needs.

     o eDevelopment - Designing and delivering browser-enabled solutions for eCommerce, intranets, extranets, and web sites. Consultants determine the technology combination best suited for a client's unique needs, including database and integration, web site design and development, intranet systems and architecture.

     o eMarketing - Includes defining sales channels, analyzing client bases to identify high-value clients, creating strategies to capture client needs and preferences and defining a process for mass customized messaging driven by client requirements.

     o eEnablement - Integrating package, custom and legacy systems with Internet technologies to bridge the gap between operations, clients and suppliers.

     o Custom application development - Involves leveraging expertise in industry dynamics, process management, and application and architecture design to construct scalable and flexible custom software applications. Solutions take into account the business processes surrounding the new system and the unique needs of the end user.

     o System integration - Provide customized integration services, from implementing new third-party software, to preparing systems for the integration of systems from acquired companies.

     o Enterprise application integration - Allows interoperability between two or more enterprise applications by implementing a set of technologies that allow the movement and exchange of information between different applications and business processes within and between organizations.

     o Knowledge management - Implementing systems that can uncover important information about an organization's clients, suppliers and internal operations that is buried within multiple sources, inaccurate, or otherwise unusable. Components of a knowledge management system include data warehousing, data mining, business analysis and business intelligence solutions.

     o Quality assurance and testing - Using a proven testing methodology, certified software test engineers provide user, unit and acceptance testing using automated testing tools.

     o Training - Developing highly customized courseware focused on the end-user and offering prepackaged application software training for clients who choose to initiate, or continue, their training in-house.

     o Application maintenance - Ensuring the ongoing accessibility, functionality and interoperability of customized applications, third party applications and applications developed by Metamor.

     o Networking services - Supporting complex distributed network infrastructures through planning and modeling, design, implementation, technical support, desktop management, security, disaster avoidance and data/voice/video integration.

     o Total IT Management - Providing the complete IT department, from the CIO function (strategy and management) through the help desk.

These services are delivered through the following practice groups:

     Enterprise Solutions - This practice group provides a comprehensive range of enterprise services including eBusiness solutions, enterprise value chain, packaged software solutions, operations outsourcing, client relationship management, supply chain management, business process transformation, change management, and training and educational services using SAP, PeopleSoft, Oracle and Baan.

     Global Solutions - This practice group provides 24-hour, onsite and offsite systems maintenance, application development including eBusiness solutions, systems integration, reverse and re-engineering, and repeatable code generation services. Its technology centers, located in the U.S. and India, connect to each other and clients via a high-speed digital network.

     Industry Solutions - This practice group provides value-added technology applications, eBusiness solutions, process improvement and unique business solutions to clients in specific industry segments. Experienced consultants in telecommunications, financial services, government, and the broader commercial and industrial marketplace deliver comprehensive vertical industry expertise.

     European Operations - In April 1999, the Company further strengthened its European presence with the acquisition of Decan Groupe, a French company listed on the Paris Stock Exchange Secondary Market. This practice group provides IT consulting and packaged solutions services, including systems design, document and information management, and scientific, technical and industrial design, with operations in France, Germany, Switzerland and the United Kingdom.

     Xpedior Incorporated - This practice group provides innovative, comprehensive eBusiness solutions for Global 2000 companies and emerging Internet businesses. Xpedior helps its clients imagine new eBusiness capabilities, then delivers the reliable, scaleable end-to-end solutions needed to bring them rapidly to market.

METAMOR BUSINESS STRATEGY

     Metamor seeks to expand its success by broadening its range of IT solutions and honing in on a targeted market. The Company's strategy is structured to expand its service offerings within rapidly growing practice areas and deliver its premier solutions to a specific segment of the market. The implementation of the strategy will further position Metamor as a leading integrated IT solutions provider and significantly increase its participation in the rapidly exploding eBusiness marketplace.

     The strategy is focused on achieving significant revenue and profit growth, establishing Metamor as an end-to-end eBusiness leader in selected industry segments, providing depth in enterprise value chain capabilities consistent with industries served, becoming a significant application outsourcing provider, and securing its position as the integrated solutions provider of choice to its targeted market.

     The key elements of Metamor's strategy are presented below:

     Building on Selected Verticals. Depth of knowledge in targeted industries provides Metamor with the opportunity to further develop subject matter experts that fully understand clients' needs and to distinctly differentiate the Company's offerings from its competition. Metamor's focus is on expanding current industry expertise in verticals with high IT growth rates such as telecommunications, government, financial services, manufacturing and transportation. A critical component of Metamor's strategy is to provide its full scope of services to these industries.

     Expanding Horizontal Capabilities. Metamor is expanding its capabilities by strengthening existing practice areas through organic growth, acquisitions and strong strategic alliances. The company is expanding its end-to-end service capabilities with concentrated focus on providing eBusiness, enterprise value chain, enterprise application integration (EAI) and application outsourcing solutions to mid-market targets in its strategic vertical industries. Metamor has outlined specific initiatives to support its growth, including:

     o Driving eBusiness Growth. Metamor expects to grow its current eBusiness capabilities through organic growth, acquisitions that provide high value eBusiness services and alliances with strategic partners. Through these efforts, Metamor will maximize its existing capabilities in strategy and architecture, eBusiness readiness assessments, Internet collaboration center frameworks, data warehousing frameworks and CRM integration frameworks. The Company is focused on leveraging its existing client relationships to respond to needs ranging from e-transformation strategy, solutions architecture, and creative development through full-scale EAI (i.e. heavy lifting) engagements.

     o Expanding Stand-alone CRM Capabilities. Metamor will leverage its existing relationships and alliances to further drive organic growth. The Company will also target other key alliances with software companies to expand its CRM capabilities.

     o Growing Application Outsourcing. Metamor is leveraging its current application outsourcing capabilities, including its infrastructure and consultants in India, to dramatically grow this business. The Company is focused on expanding current services, including total IT management, help desk support, ASP managed operations, application development, application maintenance and application host management.

     Targeting the Middle Market. While Metamor will continue to provide services to Global 2000 companies, its vertical industry presence will be expanded primarily within the middle market. Metamor defines the middle market as companies with $200 million to $2 billion in annual revenues. The segment is experiencing rapid growth in IT spending and has high demand for eEnabled end-to-end solutions.

RESTRUCTURING OF THE COMPANY

     In 1999, the Company completed a restructuring plan to position Metamor as a pure-play IT solutions business. The restructuring plan was comprised of three strategic initiatives that included (i) the sale of its software solutions business, (ii) the sale of its IT project support business and (iii) the initial public offering of 20% of its eBusiness solutions subsidiary. Proceeds from the initiatives were used to pay off borrowings under the Company's senior credit facility and for general corporate purposes. With the divestiture of the Company's project support business and software solutions business, Metamor is focused on leading-edge IT consulting services.

     In August 1999, the Company completed the first of its strategic initiatives with the sale of its software solutions business, which provides software engineering in the design, development and testing and quality assurance of software products. The Company retained an equity interest in the software solutions business. In September 1999, the Company completed the sale of its project support unit, which provided IT staffing services.

     In December 1999, the Company accomplished the third of its strategic initiatives to reposition Metamor as a pure-play IT solutions company with the completion of the initial public offering of 20% of Xpedior. Xpedior provides innovative and comprehensive solutions to the Global 2000 and emerging Internet companies that conduct eBusiness, including digital business strategy, eCommerce, digital branding and user experience design, eBusiness applications and integration, eBusiness technology management, eBusiness networks, eBusiness intelligence, enterprise portals and knowledge management.

SALES AND MARKETING

     Metamor has developed a sales and marketing strategy that focuses on national, regional and local accounts within specific industries. Regional and local accounts are targeted by account managers at the regional offices, enabling Metamor to capitalize on the local expertise and established relationships of its regionally-dispersed employees. Where appropriate, the sales efforts are supported with specific expertise from the functional Centers of Excellence and Practice areas.

     Such accounts are solicited through personal sales presentations, referrals from clients and advertising in a variety of local and national media, including newspapers, trade and industry publications, radio and outdoor advertising. Metamor also conducts public relations activities designed to enhance public recognition of Metamor and its services. Local employees are encouraged to be active in civic organizations and industry trade groups to facilitate the development of new client relationships.

     Metamor's national sales and marketing efforts are coordinated by management at the corporate level, which enables Metamor to develop a consistent, focused strategy to pursue new business opportunities. Metamor employs the Solutions Selling(R) methodology, and has trained all of its sales staff so that it can more effectively sell its solutions based IT services. The Company continues to penetrate existing customers, to expand existing business while offering solutions based services to new customers in its strategic vertical industries. This strategy allows Metamor to leverage the capabilities of each of its business units and cross-sell its solutions using a single, standard sales and marketing approach.

RETENTION AND RECRUITING

     In the IT services industry, the demand for project managers, system architects, business analysts and other technology consultants significantly exceeds supply. Metamor's success depends in large part on its ability to attract, develop, motivate and retain highly-skilled IT consultants. Metamor has strong recruiting channels in the United States, Europe and India to hire experienced IT consultants. Metamor also has a program focused on hiring and training recent college graduates. To ensure the high quality of its personnel, Metamor follows a selection process that includes interviews, tests and reference checks.

ASSESSMENT AND TRAINING

     In order to meet the needs and requirements of its clients, and to enhance the marketability and job satisfaction of its employees, Metamor uses a comprehensive system that includes both on-line and instructor-led training to assess and train its employees. Metamor provides employees with a personal and on-line workplace orientation that is tailored to the practices and policies of specific clients. In addition, Metamor University is an award winning web site that offers a variety of training opportunities, including over 300 computer-based training programs in client/server and mainframe/midrange applications development and maintenance, technical specifications, testing, pre-certification exams, white papers, links and on-line technical support. The University is divided into "colleges" which represent the various job functions of Metamor employees. Recruiting, sales, consulting, management, business administration, and leadership are all represented in these colleges. Following the trends of IT giants such as Hewlett Packard and 3M, the university also offers a state-of-the-art Innovation Center focused on developing innovation and out-of-the-box creativity in Metamor employees.

     Metamor also runs The Metamor School of Excellence, a premier education and training institute operated as part of the Indian Institute of Information Technology (IIIT) in Hyderabad, India. Metamor joins IBM and Oracle as international companies running commercial training academies as part of the IIIT, which spans 62 acres and boasts world-class, state-of-the-art facilities. The Metamor School provides training to undergraduate and graduate students on Object-Oriented Technology, Software Methodologies and Networking Technologies.

EMPLOYEES

     At December 31, 1999, Metamor employed approximately 4,650 full-time employees and consultants. As of December 31, 1999, approximately 1,500 of Metamor's workforce were information technology consultants who are foreign nationals working in the United States under H1-B permits. Metamor is not a party to any collective bargaining agreements and considers its relationships with its employees to be satisfactory.

     As of December 31, 1999, Xpedior had 1,317 full-time employees, comprised of 1,045 professionals and 272 administrative and support employees. None of Xpedior's employees are represented by unions and, except for senior management and certain other employees, are retained on an at-will basis. Xpedior believes relations with its employees are good.

EXECUTIVE OFFICERS

         The following table sets forth certain information about the Company's senior management as of March 28, 2000:

NAME                             AGE           POSITION
----                             ---           --------
Peter T. Dameris                 40            Chairman of the Board, Chief Executive Officer and President

Jacques F. Mottard               47            President - European Operations

Edward L. Pierce                 43            Director, Executive Vice President, Chief Financial Officer
                                               and  Assistant Secretary

Margaret G. Reed                 39            Senior Vice President, General Counsel and Secretary

Kevin P. Cohn                    30            Vice President and Corporate Controller

     PETER T. DAMERIS serves as Chairman of the Board, Chief Executive Officer and President of Metamor. Prior thereto, Mr. Dameris served in various capacities with Metamor, including Executive Vice President - Corporate Development, General Counsel and Secretary. Prior to joining Metamor in 1995, Mr. Dameris served as outside counsel to the Company since its formation in July 1993 and was a partner with the law firm of Cochran, Rooke and Craft, LLP. Mr. Dameris is also a director of Xpedior, which is 80% owned by Metamor, and a director of U.S. Concrete, Inc., a provider of ready-mixed concrete and related products and services.

     JACQUES F. MOTTARD serves as President of European Operations. Mr. Mottard founded and has served as President of Decan Groupe since 1989.

     EDWARD L. PIERCE serves as a director and Executive Vice President, Chief Financial Officer and Assistant Secretary of Metamor. Prior to joining Metamor in November 1994 as Vice President - Finance, Mr. Pierce served in various financial management capacities with American Oil and Gas Corporation, including Corporate Controller and Director of Accounting, Taxation and Reporting from January 1990 to November 1994 and as an Audit Manager for Arthur Andersen & Co. prior thereto.

     MARGARET G. REED serves as Senior Vice President, General Counsel and Secretary. Prior to joining Metamor in February 1996 as Associate General Counsel and Assistant Secretary, Ms. Reed was a senior associate with the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P.

     KEVIN P. COHN serves as Vice President and Corporate Controller of Metamor. Prior thereto, Mr. Cohn served as a Director of Mergers and Acquisitions for Metamor from December 1997 to January 1999, when he became Corporate Controller. From November 1994 through November 1997, Mr. Cohn was employed by Ernst & Young LLP where he served most recently as an Audit Manager.

ITEM 2.  PROPERTIES

Technology Centers and Regional Sales Offices

     Metamor provides information technology services through 60 locations in the U.S., India and Europe, of which 15 are technology centers (nine in the U.S., three in Germany and three in India). All of Metamor's technology centers and offices are leased with an average lease term of three to five years.


ITEM 3.  LEGAL PROCEEDINGS

    NDC Group, Inc., one of Xpedior's subsidiaries, along with Metamor, filed suit in May 1999 against some former officers and shareholders of NDC and other parties in the Circuit Court of the City of Alexandria, Virginia for several causes of action, including breaches of fiduciary duties and numerous covenants and agreements. In this suit, NDC and Metamor are seeking monetary and injunctive relief against the defendants. Some of the defendants have filed Cross-Bills alleging breach of employment and other agreements and duties of good faith and fair dealings and other tort claims against NDC, Metamor and Xpedior. Additionally, some of these same defendants have filed similar claims in the United States District Court for the Eastern District of Virginia. The defendants that filed the Cross-Bills and the complaint in district court are seeking indeterminable monetary damages.

    The Eastern District of Virginia action has been stayed in deference to the Circuit Court proceeding. A trial in the Circuit Court is currently anticipated to begin in June 2000. We believe that Xpedior, NDC and Metamor have strong cases in these matters and strong defenses against each of the complaints. However, Xpedior, NDC and Metamor may not prevail in this litigation.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal year 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Metamor's Common Stock is traded on the Nasdaq National Market under the symbol "MMWW." The following table sets forth the range of the low and high closing prices of the Common Stock as reported on the Nasdaq National Market for the last two fiscal years.


                                                                                  LOW               HIGH
                                                                                --------         ---------
         YEAR ENDED DECEMBER 31, 1999
         First Quarter                                                          $13 1/4          $28 7/8
         Second Quarter                                                         $12 7/8          $27 7/8
         Third Quarter                                                          $14 3/16         $24 11/16
         Fourth Quarter                                                         $16 1/16         $40 3/8

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


     There were 239 holders of record of Common Stock and an estimated 21,700 beneficial owners as of March 20, 2000. The Company has not paid any cash dividends on its Common Stock or Class B Non-Voting Common Stock and does not anticipate doing so in the foreseeable future. The Company currently intends to retain any earnings to fund the expansion and development of its business. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements and such other factors as the Board of Directors deems relevant. In addition, the Company's Senior Credit Agreement generally limits the payment of cash dividends to 50% of its net income.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected historical consolidated financial data were derived from the Company's Consolidated Financial Statements, which have been audited by Ernst & Young LLP, independent auditors. The Company's selected historical consolidated financial data have been restated to present as discontinued operations the Company's staffing services business, which was sold on July 8, 1998, and its software solutions and project support units, which were sold in the third quarter of 1999. The selected historical consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included elsewhere herein.


                                                                        Year Ended December 31,
                                                     -------------------------------------------------------------
                                                       1995         1996         1997         1998         1999
                                                     ---------    ---------    ---------    ---------    ---------
                                                               (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues from services                               $  11,572    $  30,089    $ 134,343    $ 341,174    $ 576,997
Cost of services                                         8,277       21,537       85,640      201,415      340,973
                                                     ---------    ---------    ---------    ---------    ---------
Gross profit                                             3,295        8,552       48,703      139,759      236,024
Operating costs and expenses                             6,033       11,509       39,059      100,552      200,341
                                                     ---------    ---------    ---------    ---------    ---------
Operating income (loss)                                 (2,738)      (2,957)       9,644       39,207       35,683
Interest expense and other                                (575)        (237)      (1,872)      (6,722)     (18,547)
                                                     ---------    ---------    ---------    ---------    ---------
 Income (loss) from continuing operations
   before income taxes                                  (3,313)      (3,194)       7,772       32,485       17,136
Provision (benefit) for income taxes                    (1,399)        (753)       3,267       13,644        6,952
                                                     ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations                (1,914)      (2,441)       4,505       18,841       10,184
Income from discontinued operations                      8,271       19,835       22,298       46,950       22,379
                                                     ---------    ---------    ---------    ---------    ---------
Income before extraordinary loss                         6,357       17,394       26,803       65,791       32,563
Extraordinary loss (1)                                    --           (940)        --           --           --
                                                     ---------    ---------    ---------    ---------    ---------
Net income                                           $   6,357    $  16,454    $  26,803    $  65,791    $  32,563
                                                     =========    =========    =========    =========    =========
Earnings per share (diluted): (2)
   Income (loss) from continuing operations          $   (0.13)   $   (0.08)   $    0.14    $    0.56    $    0.30
   Income from discontinued operations                    0.42         0.65         0.68         1.32         0.66
   Extraordinary loss                                     --          (0.03)        --           --           --
                                                     ---------    ---------    ---------    ---------    ---------
   Net income                                        $    0.29    $    0.54    $    0.82    $    1.88    $    0.96
                                                     =========    =========    =========    =========    =========
Number of shares used in computing diluted
   earnings per share                                   19,715       30,365       32,608       38,665       34,093

                                                                              December 31,
                                                     -------------------------------------------------------------
                                                       1995         1996         1997         1998         1999
                                                     ---------    ---------    ---------    ---------    ---------
                                                                             (in thousands)
BALANCE SHEET DATA:
Working capital                                      $   1,206    $   9,251    $  25,526    $   8,127    $ 183,703
Total assets                                           124,281      347,999      547,473      703,668      971,809
Long-term debt, net of current maturities               43,312      107,822      246,883      238,076      209,193
Stockholders' equity                                    75,165      230,917      262,597      338,745      458,155

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

     In order to effect its strategic repositioning as an IT solutions business, the Company sold its staffing services business in 1998 and its project support and software solutions businesses in 1999. The operating results of those businesses (including prior periods) are reflected in the historical Consolidated Financial Statements as discontinued operations. Proceeds from the sales of those units were used to pay down borrowings under the Company's senior credit facility.

     In December 1999, Xpedior Incorporated ("Xpedior"), the Company's eBusiness solutions subsidiary, completed the initial public offering of 9.8 million shares of common stock of Xpedior. Metamor continues to own 80 percent of Xpedior. Proceeds from the sale were used to repay intercompany borrowings between Xpedior and the Company and the remainder will be used for general corporate purposes of Xpedior.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

                                          1999       1998
                                        --------   --------
                                       (IN THOUSANDS, EXCEPT
                                         PER SHARE AMOUNTS)
Revenues from services                  $576,997   $341,174
Gross profit                             236,024    139,759
Operating income                          35,683     39,207
Income from continuing operations         10,184     18,841
Net income                                32,563     65,791
Earnings per share (diluted):
  Income from continuing operations     $   0.30   $   0.56
  Income from discontinued operations       0.66       1.32
                                        --------   --------
  Net income                            $   0.96   $   1.88
                                        ========   ========


    Revenues. Revenues for 1999 increased 69.1 percent from 1998 as a result of
(i) acquisitions made in 1999, (ii) the inclusion of a full year's operating results of the businesses acquired in 1998 and (iii) internal growth of the business. Revenues from businesses acquired in 1999 totaled $133.6 million. On a pro forma basis, which assumes all acquisitions consummated through December 31, 1999 were completed as of January 1, 1998, the consolidated revenue growth rate for 1999 was 15.1 percent, consisting of 43 percent growth in Xpedior and 9 percent growth in the company's other business units. The pro forma growth rate in the Company's non-eBusiness services units was negatively affected by system lock downs and project delays stemming from client focus on Year 2000 issues.

     Gross Profit. Gross profit for 1999 increased 68.9 percent over 1998, primarily as a result of the 69.1 percent growth in revenues. Gross margin for 1999 was 40.9 percent, compared with 41.0 percent in 1998. The modest decline in gross margin reflected lower gross margins of the Company's business units other than Xpedior (collectively "Metamor Solutions"), partially offset by a 180 basis point improvement in gross margin in Xpedior. The decline in gross margins of Metamor Solutions primarily related to the impact of the acquisition of businesses that had lower gross margins than the Company's consolidated margin and lower utilization in certain business units in the second half of 1999 as a result of client focus on Year 2000 issues. On a pro forma basis, gross profit for 1999 increased 16.2 percent over 1998. This improvement related to the pro forma growth in revenues of 15.1 percent and a 40 basis point expansion in gross margin to 40.8 percent.

     Operating Costs and Expenses. Selling, general and administrative ("SG&A") expenses for 1999 totaled $170.6 million (29.6 percent of revenues), compared with $91.9 million (26.9 percent of revenues) for 1998. The increase in SG&A expenses related to (i) internal growth of the Company, (ii) the effects of acquisitions, and (iii) higher expenses at Xpedior to support its high growth rate. The increase in SG&A expenses as a percentage of revenues primarily related to higher marketing/branding, sales and recruiting expenses of Xpedior in the second half of 1999. Incremental SG&A expenses of Xpedior in the second half of 1999 totaled approximately $12 million and were incurred to position Xpedior as an independent publicly-held company and to support its high growth rate.

     In the second half of 1999, the Company recognized non-cash stock compensation charges of $3.7 million related to pre-IPO equity issuances of Xpedior at prices below fair market value. Non-cash stock compensation charges of approximately $21 million will be recognized over the three-year vesting period.

    Depreciation totaled $11.1 million for 1999 compared with $4.5 million in 1998. The increase in depreciation primarily related to the fixed assets of the businesses acquired and, to a lesser extent, depreciation on capital expenditures made post-acquisition. Amortization of $14.9 million and $4.2 million for 1999 and 1998, respectively, related to amortization of intangible assets of the acquired businesses.

    Non-Operating Costs and Expenses. Interest expense for 1999 totaled $28.1 million compared with $18.9 million for 1998. The increase in interest expense related to borrowings under the Senior Credit Agreement to fund the Company's acquisition program, as well as working capital requirements. Interest expense was allocated between continuing and discontinued operations based on net assets. Interest expense related to continuing operations for 1999 totaled $19.6 million, up from $7.2 million for 1998.

    During the year ended December 31, 1999, the Company wrote off approximately $1.3 million in deferred loan costs related to an amendment of its senior credit agreement. This amendment reduced the bank commitment and the term of the facility.

     Other, net. Other income totaled $2.4 million in 1999, up from $0.5 million in 1998. The increase related to interest on preferred stock received in connection with the sale of the Company's software solutions business and gains on its investments. This income was partially offset by non-operating expenses.

    Provision for Income Taxes. The provision for income taxes for 1999 was $7.0 million (an effective tax rate of 40.6 percent), compared with $13.6 million (an effective tax rate of 42.0 percent) for 1998. The decrease in the effective tax rate in the current year primarily related to a higher proportion of the Company's taxable income being attributable to foreign operations, which are taxed at a lower effective tax rate than U.S. operations as a result of the Company's international tax structure.

    Income from Continuing Operations. Due to the factors described above, income from continuing operations for 1999 was $10.2 million (1.8 percent of revenues) compared with $18.8 million (5.5 percent of revenues) for 1998.

    Income from Discontinued Operations. Consists of operating income from the three units comprising discontinued operations and the net gain on sales of the Company's staffing services unit in 1998 and its project support and software solutions units in 1999.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

                                                  1998       1997
                                                --------   --------
                                               (IN THOUSANDS, EXCEPT
                                                 PER SHARE AMOUNTS)
Revenues from services                          $341,174   $134,343
Gross profit                                     139,759     48,703
Operating income                                  39,207      9,644
Income from continuing operations                 18,841      4,505
Net income                                        65,791     26,803
Earnings per share (diluted):
   Income from continuing operations            $   0.56   $   0.14
   Income from discontinued operations              1.32       0.68
                                                --------   --------
                                                $   1.88   $   0.82
                                                ========   ========


    Revenues. Revenues from continuing operations for 1998 increased 154.0 percent to $341.2 million, up from $134.3 million in 1997. This improvement related to (i) the internal growth of the business, (ii) inclusion of a full year's operating results of the 4 businesses acquired in 1997 and (iii) inclusion of the operating results from the date of acquisition of the 12 businesses acquired in 1998.

    Gross Profit. Gross profit for 1998 increased 187.0 percent over 1997, as a result of the growth in revenues and gross margin expansion. Gross margin for 1998 was 41.0 percent compared with 36.3 percent for 1997. The increase in gross margin is primarily due to the effects of acquired businesses having gross margins above that of the company's consolidated margin

    Operating Costs and Expenses. Selling, general and administrative ("SG&A") expenses for 1998 totaled $91.9 million (26.9 percent of revenues), compared with $36.2 million (27.0 percent of revenues) for 1997. The increase in SG&A expenses primarily related to (i) the effects of acquisitions, (ii) internal growth of the business and (iii) higher expenses at the corporate level to support the growth of the Company.

    Depreciation totaled $4.5 million and $1.5 million for 1998 and 1997, respectively. The increase in depreciation primarily related to the fixed assets of the businesses acquired and, to a lesser extent, depreciation on capital expenditures made post-acquisition. Amortization of $4.2 million and $1.3 million for 1998 and 1997, respectively, related to amortization of intangible assets of the acquired businesses.

    Non-Operating Costs and Expenses. Interest expense for 1998 totaled $18.9 million compared with $12.6 million for 1997. The increase in interest expense related to the higher level of borrowings outstanding during the year primarily as a result of the Company's acquisition program. Interest expense was allocated between continuing operations and discontinued operations based on net assets of the respective business units. Interest expense from continuing operations for 1998 totaled $7.2 million compared with $1.9 million for 1997.

    Provision for Income Taxes. The provision for income taxes for 1998 was $13.6 million (an effective tax rate of 42.0 percent), compared with $3.3 million (an effective tax rate of 42.0 percent) for 1997.

    Income from Continuing Operations. Due to the factors described above, income from continuing operations for 1998 was $18.8 million (5.5 percent of revenues) compared with $4.5 million (3.4 percent of revenues) for 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's capital requirements have principally related to the acquisition of businesses, working capital needs and capital expenditures. These requirements have been met through a combination of bank debt, issuances of securities and internally generated funds.

    During 1999, the Company made cash payments for acquisitions of $329.4 million. These payments were comprised of (i) $237.4 million paid to sellers of businesses acquired in 1999 and (ii) $92 million of post-closing purchase consideration ("Earnouts") paid to sellers based on the post-acquisition increase in earnings before interest and taxes, as defined.

    At December 31, 1999, the Company had accrued $52.3 million for Earnouts that were attributable to 1999 operating performance. The majority of these Earnouts are expected to be paid in the first half of 2000. Earnouts attributable to future operating performance are capped at $52.4 million. Based on current growth rates and operating trends, the Company estimates the remaining Earnouts will be approximately $15.0 million. If earned, these Earnouts would be paid in the first half of 2001.

    The Company has accrued $3.6 million of the maximum $15 million Earnout on NDC Group, Inc. ("NDC") that is attributable to results for 1999. Accrual of the remaining $11.4 million will depend on the outcome of claims by the Company against certain former shareholders and officers of NDC. If paid, up to one-half of this obligation may be paid in common stock of the Company. The Company has also guaranteed the value of approximately 308,000 shares of Metamor common stock issued in connection with the acquisition of NDC. If the fair market value of these shares is less than $14.0 million based upon the average market price for the 20 trading days preceding April 16, 2000, it is obligated to pay the difference to the former NDC shareholders. Management expects that the settlement of this guarantee, if triggered, will be paid one-half in cash and one-half in Metamor common stock.

    Capital expenditures totaled $45.6 million and $35.5 million for the years ended 1999 and 1998, respectively. The majority of these expenditures related to
(i) the development of an integrated front and back office information system for the project support and staffing services businesses, which was included with the sales of those businesses, (ii) computer equipment and software for technical consultants and (iii) furniture, fixtures and equipment related to business expansion.

    The Company estimates that capital expenditures for 2000 will be approximately $30 million. The planned capital expenditures for 2000 are normal recurring items necessary to support business expansion and the anticipated growth in the number of technical consultants. The Company expects to fund these capital expenditures primarily out of cash flows from operations and with borrowings under its Senior Credit Agreement.

    The Company had working capital of $183.7 million and $8.1 million at December 31, 1999 and 1998, respectively. The Company had cash and cash equivalents of $92.6 million and $27.6 million at December 31, 1999 and 1998, respectively. The Company's operating cash flows and working capital requirements are significantly affected by the timing of payroll and the receipt of payment from the client. Generally, the Company pays its consultants semi-monthly and receives payments from clients on average within 30 to 80 days from the date of invoice. Cash flows (used in) provided by operating activities were $(55.7) million and $13.3 million for the years ended December 31, 1999 and 1998, respectively.

     As a result of the strategic repositioning of the Company to focus exclusively on its core Solutions services business, management and the board of directors approved a plan to sell the Company's software solutions and project support businesses. The Company sold the software solutions unit to GTCR Fund VI, L.P. and First Union Capital Partners for cash of $75.5 million and preferred stock of $20.5 million in the unit. The Company retained 2.7 million common shares in the unit, representing approximately ten percent of the outstanding shares. The preferred stock bears interest at ten percent and had an estimated fair value at the date of sale of $14.5 million. A loss of $1.7 million was recognized on the sale.

     The project support unit was sold to a group of investors led by GTCR Fund VI, L.P. and First Union Capital Partners. Purchase consideration totaled $305 million in cash, subject to certain working capital adjustments, plus up to an additional $20 million in contingent consideration if certain levels of profitability in 2000 are achieved. A gain of $13.1 million ($10.1 million after tax) was recognized on the sale.

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

     As of December 31, 1999, the Company had no outstanding borrowings under the Senior Credit Agreement and remaining availability (after deducting outstanding letters of credit of $1.2 million) of $223.8 million. This agreement terminated on January 31, 2000.

     Effective February 29, 2000, the Company entered into a $125 million senior credit facility with First Union National Bank. Under terms of the facility, the Company can borrow up to $80 million and has the ability to raise the commitment to $125 million under certain circumstances. Borrowings under this facility bear interest, at the Company's option, at LIBOR or the bank's base rate, plus the applicable margin. The agreement contains covenants which, among other things, limit total debt to 4.5 times and senior debt to 2.0 times Pro Forma Adjusted EBITDA, limit the payment of dividends and require the maintenance of certain financial ratios.

     On August 15, 1997, the Company sold $230 million of 2.94 percent convertible subordinated notes due 2004. The notes were issued at an original price of 83.991 percent of the principal amount at maturity. The notes are convertible into common stock of the Company at a conversion rate of 23.7397 shares per $1,000 note. The notes are redeemable by the Company, in whole or in part, after August 18, 2000, at a redemption price equal to the original price of the note plus accrued original issue discount. Net proceeds of approximately $187.8 million from the sale of the notes were used to repay a portion of the indebtedness under the Senior Credit Agreement. At December 31, 1999, the carrying value of the notes was $200.1 million.

     On June 24, 1997, the Company entered into a three-year interest rate swap agreement to reduce a portion of its interest rate exposure on borrowings under the Senior Credit Agreement. Under terms of this agreement, the Company will pay the counterparty 6.05 percent on notional principal of $25.0 million and the counterparty will pay the Company interest at a variable rate based on the LIBOR rate.

     In March 1999, the Company reinstated its stock repurchase program and thereafter repurchased approximately 0.4 million shares of common stock at an average price per share of $14.46. Under terms of the program, the Company can expend an additional $26.0 million to repurchase shares or its convertible notes.

     In December 1999, Xpedior, the Company's eBusiness solutions subsidiary, completed the initial public offering of 9.8 million shares of common stock of Xpedior. Metamor continues to own 80 percent of Xpedior. Net proceeds from the offering totaled $169.1 million and were used to repay amounts owed to the Company from Xpedior and for general working capital purposes of Xpedior.

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

    On March 21, 2000, the Company entered into an Agreement and Plan of Merger with PSINet Inc. ("PSI"), a provider of Internet and eCommerce solutions to businesses, and PSINet Shelf IV Inc. Pursuant to the agreement, each share of Metamor common stock will be exchanged for 0.9 of a share of PSI common stock upon closing of the merger. Completion of the transaction is subject to a number of conditions, including the approval of PSI and Metamor stockholders and certain regulatory approvals. The transaction is expected to be completed by mid-2000.

YEAR 2000 UPDATE

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. The Company will continue to monitor its missions critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We have not entered into any derivative financial instruments and do not believe that the adoption of Financial Accounting Standards No. 133 will have an impact on our results of operations, financial position of cash flows.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"), which the Company is required to adopt in the first quarter of 2000. In March 2000, the SEC issued SAB 101A and temporarily delayed the adoption. SAB 101 clarifies how existing revenue recognition rules should be applied. The Company is currently evaluating their revenue recognition policies and the effect of adoption.

SEASONALITY

     The Company's quarterly operating results are affected by the number of billing days, consultants' vacations and paid time off and the seasonality of its clients' businesses. Demand for services in the IT services business is typically lower during the first quarter until client's operating budgets are finalized and the productivity of the Company's salaried technical consultants is lower in the third and fourth quarters due to fewer billing days because of the higher number of holidays and vacation days.

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

FLUCTUATIONS OF QUARTERLY OPERATING RESULTS

     We have experienced fluctuations in our quarterly results. Our revenues and gross margins in a particular quarter will vary depending upon a number of factors, including:

     - general economic conditions, which may influence our clients and potential clients to invest in their information systems or to downsize their businesses;

     - the number and requirements of client engagements;

     - employee hiring, attrition and utilization rates;

     - changes in the rates we are able to charge clients for our services;

     - the number of billing days, consultants' vacations and paid time off;

     - seasonality of our clients' businesses;

     - the number, terms and size of acquisitions, if any, during a period; and

     - other factors, many of which are beyond our control.

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

TERMINATION OF CLIENT CONTRACTS

     Fees from project-based contracts are a fundamental component of our revenues. Such fees represent an increasingly greater percentage of our total revenues and are dependent upon our clients' continuing to perceive an increasing need to use our services on existing and future information technology initiatives. If our clients' information technology requirements or budgets were to decrease in scale or their initiatives delayed and/or if such clients were to perceive alternatives to relying upon our current service offerings, our revenues would be adversely impacted. Many of our engagements are terminable without client penalty. An unanticipated termination of a major project could result in an increase in underutilized employees and a decrease in revenues and profits.

COMPETITION FROM LARGE COMPETITORS AND CLIENTS' INTERNAL RESOURCES

     The information technology services industry is highly competitive with limited barriers to entry and rapid change. The industry is served by many national, regional and local companies, including full service agencies and specialized temporary services agencies. Our primary competitors include a variety of market segments, including:

     - "Big Five" accounting firms;

     - large systems consulting and implementation firms; and

     - large general management consulting firms.

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

FIXED-BID AND FEE-CAPPED PROJECTS

     We undertake projects on a fixed-bid or fee-capped basis, which are different than our principal method of billing on a time and materials basis. For the year ended December 31, 1999, we realized less than 15% of our revenues from fixed-bid or fee-capped projects. Our failure to complete fixed-bid and fee-capped projects within budget or below the cap would expose us to cost overruns.

LIABILITY FOR EMPLOYEE AND CLIENT ACTIONS

     We may incur liability through our placement of consultants in the workplaces of our clients' businesses. Risks of such placement include possible claims of:

     - errors and omissions;

     - misuse of client proprietary information;

     - misappropriation of funds;

     - discrimination and harassment;

     - theft of client property; or

     - other criminal activity or torts;

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

DEVELOPMENT OF NEW SOLUTIONS

     Our continued success depends in part on our ability to outpace larger and better-known competitors. We must continue to develop information technology solutions that keep pace with rapid changes in information technology, evolving industry standards and changing client preferences. If we do not adequately address new developments in a timely manner, we may not be able to keep our present clients or attract new clients. In addition, products or technologies developed by others may make our services uncompetitive or obsolete.

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

SUCCESSFUL INTEGRATION OF ACQUIRED BUSINESSES

    Our financial results and prospects depend in large part on our ability to successfully integrate, manage and maintain the operating efficiencies and productivity of acquired businesses. In particular, our ability to reap the benefits of acquired operations depends on a number of factors, including the ability of the combined companies to:

     - maintain low administrative costs;

     - successfully combine markets and services offered;

     - generate economies of scale; and

     - capitalize on their combined service and marketing base and strategic position.

MAINTENANCE OF RAPID GROWTH

     We cannot guarantee that we will be able to continue to expand and successfully manage our growth. Our ability to continue to grow will depend on a number of factors, including the following:

     - competition from other information technology services companies;

     - availability of capital;

     - ability to maintain margins;

     - ability to recruit and train additional qualified personnel; and

     - management of costs in a changing technological environment.

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

SIGNIFICANT EXPOSURE TO INTERNATIONAL MARKETS

     We currently have international operations in India, Europe and Australia and expect that international operations will account for an increasingly significant percentage of our operations. As of December 31, 1999, approximately 20 percent of our revenues resulted from our international operations. As a result, our operations are subject to the following risks:

     - difficulties relating to the global administration of its business;

     - managing foreign operations;

     - currency fluctuations;

     - restrictions against the repatriation of earnings;

     - export requirements and restrictions; and

     - multiple and possibly overlapping tax structures.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                            INTEREST RATE SENSITIVITY
                PRINCIPAL (NOTIONAL) AMOUNTS BY EXPECTED MATURITY
                              INTEREST (SWAP) RATE
                              (dollars in millions)


-------------------------------------------------------------------------------------------------------
                                                                                                FAIR
                          2000      2001     2002     2003     2004     THEREAFTER    TOTAL     VALUE
                          ----      ----     ----     ----     ----     ----------    -----    -------
LIABILITIES

 Convertible Debt                                              $200                   $200     $   192
 Effective Interest
   Rate                    6.1%      6.1%     6.1%     6.1%     6.1%

 Variable Rate Debt       $ -                                                         $ -      $   -
   Interest Rate         Libor
                           +
                         (0.385
                           -
                         1.75%)

INTEREST RATE DERIVATIVE FINANCIAL INSTRUMENTS RELATED TO DEBT

 Pay Fixed/Receive
   Variable               $25                                                         $25      $(0.002)
   Pay Rate              6.05%
   Receive Rate          Libor
-------------------------------------------------------------------------------------------------------


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements and Supplementary Data required hereunder are included in this Annual Report as set forth in Item 14(a) hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

         Items 10 (except for Executive Officers which is included in Part I of this Annual Report), 11, 12 and 13 of Part III are incorporated by reference from the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, which is expected to be filed with the Commission no later than April 15, 2000.

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


         EXHIBIT
         NUMBER                           EXHIBIT DESCRIPTION
         -------                          -------------------
            3.1       --  First Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from exhibit number 4.1 to the Company's Registration Statement on Form S-8,
                          file number 33-80325)
            3.2       --  Certificate of Amendment of the Certificate of Incorporation of the Company
                          (incorporated by reference from exhibit number 3.1 to the Company's Registration
                          Statement on Form S-3, file number 333-31509)
            3.3       --  Certificate of Amendment of the Certificate of Incorporation of the Company
                          (incorporated by reference from exhibit number 3.3 to the Registrant's 1998 Annual
                          Report on Form 10-K, File No. 0-26970)
            3.4       --  Amended and Restated Bylaws of the Registrant (incorporated by reference from exhibit number 4.2 to the Company's Registration Statement on Form S-8, file number 33-80325)
           10.1       --  Form of Senior Executive Employment Agreement dated as of July 1, 1997 (incorporated by reference from exhibit number 10.2 to the Company's Quarterly Report on Form 10-Q for the
                          period ended September 30, 1997)
           10.2       --  Form of First Amendment to Option Agreement dated as of July 1, 1997 (incorporated by reference from exhibit number 10.3 to the Company's Quarterly Report on Form 10-Q for the
                          period ended September 30, 1997)
           21.1*      --  Subsidiaries of the Registrant
           23.1*      --  Consent of Independent Auditors
           24.1       --  Power of Attorney (included on the signature pages to this Annual Report)
           27.1       --  Financial Data Schedule

*  Filed herewith

(b)  Reports on Form 8-K.

     A Form 8-K Current Report dated December 13, 1999 was filed with the Securities and Exchange Commission reporting non-cash accounting adjustments related to the accounting treatment of Xpedior in its Registration Statement.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                  PAGE
                                                                 ------
 Report of Independent Auditors                                   F-2
 Consolidated Balance Sheets                                      F-3
 Consolidated Statements of Operations                            F-4
 Consolidated Statements of Stockholders' Equity                  F-5
 Consolidated Statements of Cash Flows                            F-6
 Notes to Consolidated Financial Statements                       F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Metamor Worldwide, Inc.

    We have audited the accompanying consolidated balance sheets of Metamor Worldwide, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metamor Worldwide, Inc. and subsidiaries at December 31, 1998 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.




                                                ERNST & YOUNG LLP


Houston, Texas
February 8, 2000

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                             DECEMBER 31,
                                                                                        ----------------------
                                                                                          1998         1999
                                                                                        ---------    ---------
                                        ASSETS
Current Assets:
   Cash and cash equivalents                                                            $  27,613    $  92,625
   Accounts receivable, net of allowance of $3,055 and $5,074                              94,045      178,129
   Prepaid expenses and other                                                              10,608       27,905
                                                                                        ---------    ---------
       Total current assets                                                               132,266      298,659
Net Assets Held for Sale                                                                  278,176         --
Fixed Assets, net                                                                          27,970       53,526
Intangible Assets, net of accumulated amortization of $6,261 and $21,210                  257,405      572,936
Investments and Other                                                                       7,851       46,688
                                                                                        ---------    ---------
     Total Assets                                                                       $ 703,668    $ 971,809
                                                                                        =========    =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt                                                 $   2,124    $    --
   Accounts payable and accrued expenses                                                   23,368       18,214
   Payroll and related taxes                                                               27,821       30,312
   Amounts due sellers of acquired businesses                                              51,311       52,289
   Other                                                                                   19,515       14,141
                                                                                        ---------    ---------
     Total current liabilities                                                            124,139      114,956
Long-term Debt, net of current maturities                                                 238,076      209,193
Deferred Income Taxes and Other                                                             2,708       15,957
Minority Interests                                                                           --        173,548
Commitments and Contingencies
Stockholders' Equity:
   Preferred stock, par value $.01; 5,000,000 shares
       authorized; none outstanding                                                          --           --
   Common stock, par value $.01; 100,000,000 shares authorized; 32,408,448 and
       34,552,217 shares issued and outstanding                                               324          346
   Additional paid-in capital                                                             225,075      308,118
   Retained earnings                                                                      114,361      146,924
   Accumulated other comprehensive income                                                  (1,015)       2,767
                                                                                        ---------    ---------
     Total stockholders' equity                                                           338,745      458,155
                                                                                        ---------    ---------
     Total Liabilities and Stockholders' Equity                                         $ 703,668    $ 971,809
                                                                                        =========    =========


                 See notes to consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1997         1998         1999
                                                          ---------    ---------    ---------
Revenues from Services                                    $ 134,343    $ 341,174    $ 576,997
Cost of Services                                             85,640      201,415      340,973
                                                          ---------    ---------    ---------
Gross Profit                                                 48,703      139,759      236,024
Operating Costs and Expenses:
   Selling, general and administrative                       36,219       91,894      170,557
   Stock compensation                                          --           --          3,744
   Depreciation and amortization                              2,840        8,658       26,040
                                                          ---------    ---------    ---------
                                                             39,059      100,552      200,341
                                                          ---------    ---------    ---------
Operating Income                                              9,644       39,207       35,683
Other Income (Expense):
   Interest expense                                          (1,905)      (7,212)     (19,635)
   Loan cost charges                                           --           --         (1,304)
   Other, net                                                    33          490        2,392
                                                          ---------    ---------    ---------
                                                             (1,872)      (6,722)     (18,547)
                                                          ---------    ---------    ---------
Income from Continuing Operations
   before Income Taxes                                        7,772       32,485       17,136
Provision for Income Taxes                                    3,267       13,644        6,952
                                                          ---------    ---------    ---------
Income from Continuing Operations                             4,505       18,841       10,184
Discontinued Operations:
   Income from discontinued operations,
     net of income taxes of $16,143, $15,480 and
     $8,123                                                  22,298       21,376       10,949
   Gain on sales of discontinued operations,
     net of income taxes of $31,704 and $5,096                 --         25,574       11,430
                                                          ---------    ---------    ---------
                                                             22,298       46,950       22,379
                                                          ---------    ---------    ---------
Net Income                                                $  26,803    $  65,791    $  32,563
                                                          =========    =========    =========
Earnings per Share:
   Basic --
     Income from continuing operations                    $    0.14    $    0.58    $    0.30
     Income from discontinued operations                       0.69         1.43         0.66
                                                          ---------    ---------    ---------
     Net income                                           $    0.83    $    2.01    $    0.96
                                                          =========    =========    =========
   Diluted --
     Income from continuing operations                    $    0.14    $    0.56    $    0.30
     Income from discontinued operations                       0.68         1.32         0.66
                                                          ---------    ---------    ---------
     Net income                                           $    0.82    $    1.88    $    0.96
                                                          =========    =========    =========

                 See notes to consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)



                                                                                               NOTES
                                                                    ACCUMULATED             RECEIVABLE                TOTAL
                          COMMON STOCK        ADDITIONAL               OTHER                   FROM      DEFERRED     STOCK-
                      ---------------------    PAID-IN    RETAINED COMPREHENSIVE  TREASURY    STOCK-      COMPEN-     HOLDERS'
                       COMMON      CLASS B     CAPITAL    EARNINGS    INCOME       STOCK      HOLDERS     SATION      EQUITY
                      ---------   ---------   ---------   ---------  ---------   ---------   ---------   ---------   ---------
BALANCE AT
  DECEMBER 31, 1996   $     319   $       7   $ 210,034   $  21,767  $    --     $    (188)  $    (787)  $    (235)  $ 230,917
Issuance of 320,485
  shares of common
  stock under stock
  plans                       3                   5,300                                                                  5,303
Conversion of
  266,483 shares of
  Class B common
  stock into shares
  of common stock             3          (3)                                                                              --
Amortization of
  deferred
  compensation                                                                                                 124         124
Net income                                                   26,803                                                     26,803
Currency
  translation
  adjustments                                                             (550)                                           (550)
                                                                                                                     ---------
Comprehensive income                                                                                                    26,253
                      ---------   ---------   ---------   ---------  ---------   ---------   ---------   ---------   ---------
BALANCE AT
  DECEMBER 31, 1997         325           4     215,334      48,570       (550)       (188)       (787)       (111)    262,597
Issuance of 631,381
  shares of common
  stock under stock
  plans                       6                  13,656                                                                 13,662
Conversion of
  440,749 shares of
  Class B common
  stock into shares
  of common stock             4          (4)                                                                              --
Issuance of 308,793
  shares of common
  stock for
  acquisition                 3                  13,893                                                                 13,896
Retirement of
  treasury stock             (6)                   (182)                               188                                --
Repurchase and
  retirement of
  820,100 shares of
  common stock               (8)                (17,626)                                                               (17,634)
Repayment of
  stockholder notes                                                                                787                     787
Amortization of
  deferred
  compensation                                                                                                 111         111
Net income                                                   65,791                                                     65,791
Currency
  translation
  adjustments                                                             (465)                                           (465)
                                                                                                                     ---------
Comprehensive
income                                                                                                                  65,326
                      ---------   ---------   ---------   ---------  ---------   ---------   ---------   ---------   ---------
BALANCE AT
  DECEMBER 31, 1998         324        --       225,075     114,361     (1,015)       --          --          --       338,745
Issuance of 950,820
  shares of common
  stock under stock
  plans                      10                  15,814                                                                 15,824
Issuance of
  1,516,449 shares
  of common stock
  for acquisitions           15                  73,136                                                                 73,151
Repurchase and
  retirement of
  323,500 shares of
  common stock               (3)                 (5,907)                                                                (5,910)
Net income                                                   32,563                                                     32,563
Unrealized gain on
  investments                                                            7,196                                           7,196
Currency
  translation
  adjustments                                                           (3,414)                                         (3,414)
                                                                                                                     ---------
Comprehensive income                                                                                                    36,345
                      ---------   ---------   ---------   ---------  ---------   ---------   ---------   ---------   ---------
BALANCE AT
  DECEMBER 31, 1999   $     346   $    --     $ 308,118   $ 146,924  $   2,767   $    --     $    --     $    --     $ 458,155
                      =========   =========   =========   =========  =========   =========   =========   =========   =========


                 See notes to consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                    YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------
                                                                                1997         1998         1999
                                                                              ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $  26,803    $  65,791    $  32,563
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                               13,257       18,814       32,064
     Stock Compensation                                                            --           --          3,744
     Amortization of debt costs and discount on
       convertible notes                                                          2,024        5,512        5,936
     Deferred income tax provision (benefit)                                      1,724        3,310         (585)
     Write down of net assets of
       discontinued operations                                                    5,801         --           --
     Gain on sale of discontinued operations                                       --        (57,278)     (16,526)
     Gain on sale of investments                                                   --           --         (3,669)
     Provision for doubtful accounts                                                467        2,518        2,019
     Other                                                                         (192)      (1,148)      (2,231)
     Changes in assets and liabilities, net of effects of
      Acquisitions:
       Accounts receivable                                                      (44,199)     (42,956)     (45,194)
       Prepaid expenses and other                                                (3,227)      (1,469)     (14,744)
       Accounts payable                                                           3,701       15,950      (38,965)
       Accrued liabilities                                                        4,555        4,236      (10,150)
                                                                              ---------    ---------    ---------
         Net cash provided by (used in) operating activities                     10,714       13,280      (55,738)
                                                                              ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired                            (107,499)    (209,938)    (318,900)
   Capital expenditures                                                         (35,218)     (35,534)     (45,575)
   Proceeds from sale of discontinued operations, net                              --        267,368      375,268
   Amounts paid to buyers of discontinued operations                               --           --        (23,630)
   Investment in affiliates                                                      (2,467)      (4,508)        --
   Issuance of note receivable                                                     --           --         (3,131)
   Proceeds from sale of investments                                               --           --          1,859
   Other                                                                          1,657        2,009       (1,728)
                                                                              ---------    ---------    ---------
         Net cash provided by (used in) investing activities                   (143,527)      19,397      (15,837)
                                                                              ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of long-term debt                                 354,662      209,739      424,977
   Net proceeds from issuance of convertible subordinated notes                 187,790         --           --
   Payments on long-term debt                                                  (408,089)    (224,205)    (470,470)
   Net proceeds from sale of common stock                                         5,303       13,662       15,826
   Net proceeds from sale of common stock of subsidiary                            --           --        169,111
   Repurchase of common stock                                                      --        (17,634)      (5,912)
                                                                              ---------    ---------    ---------
         Net cash provided by (used in) financing activities                    139,666      (18,438)     133,532

Effect of exchange rate changes on cash                                            --           --          3,055
                                                                              ---------    ---------    ---------
Net increase in cash and cash equivalents                                         6,853       14,239       65,012
Cash and cash equivalents at beginning of year                                    6,521       13,374       27,613
                                                                              ---------    ---------    ---------
Cash and cash equivalents at end of year                                         13,374       27,613       92,625
Less - Cash and cash equivalents related to discontinued operations              (6,469)        --           --
                                                                              ---------    ---------    ---------
Cash and cash equivalents related to continuing operations
   at end of year                                                             $   6,905    $  27,613    $  92,625
                                                                              =========    =========    =========
Cash paid during the year for:
  Interest, net of capitalized amounts                                        $   7,846    $  13,416    $  22,507
  Income taxes                                                                $  19,795    $  59,698    $  28,154


                 See notes to consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of Metamor Worldwide, Inc. ("Metamor" or the "Company") and its majority-owned subsidiaries, including the Company's eBusiness solutions subsidiary, Xpedior Incorporated ("Xpedior"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

    All short-term investments with an original maturity of 90 days or less are considered cash equivalents.

Fixed Assets

    Fixed assets are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Amortization of leasehold improvements is computed on a straight-line basis over the useful life of the asset or lease term, whichever is shorter. Accumulated depreciation and amortization was $6.2 million and $17.3 million at December 31, 1998 and 1999, respectively. The Company believes all fixed assets are fully realizable as of December 31, 1999.

Intangible Assets

    Intangible assets primarily consist of goodwill associated with the acquired businesses. Goodwill is amortized on a straight-line basis over a period ranging from 20 to 40 years. Other intangible assets consist of non-compete agreements, which are amortized over the term of the agreement. In the event that facts and circumstances indicate intangible or other long-lived assets may be impaired, the Company evaluates the recoverability of such assets. The estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is necessary. The Company believes all intangible assets are fully realizable as of December 31, 1999.

Investments

    The Company determines the appropriate classification of all investments as held-to-maturity, available-for-sale or trading at the time of purchase or at the time the security qualifies to be held under FAS 115. At December 31, 1999, all of the Company's investments are classified as either available-for-sale or trading, and as a result, are reported at fair value. Unrealized gains and losses, net of tax, for all investments classified as available-for-sale are reported as a component of accumulated other comprehensive income in stockholders' equity. The cost of investments sold is based on the average cost method, and unrealized and realized gains and losses on investments classified as trading are included in other income (expense).

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

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

New Accounting Pronouncements

    In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). The Company is required to adopt FAS 133 effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"), which the Company is required to adopt in the first quarter of 2000. In March 2000, the SEC issued SAB 101A and temporarily delayed the adoption. SAB 101 clarifies how existing revenue recognition rules should be applied. The Company is currently evaluating their revenue recognition policies and the effect of adoption.

2.  DISCONTINUED OPERATIONS

    Discontinued operations consist of the Company's commercial staffing unit, which was sold in July 1998 and its software solutions and project support units, which were sold in the third quarter of 1999. Proceeds from these sales were used to pay down borrowings under the Company's senior credit facility. The operating results and net assets of these units (including prior periods) are reflected in the accompanying financial statements as discontinued operations.

    Revenues from discontinued operations were $873.7 million in 1997, $746.1 million in 1998 and $366.4 million in 1999. Income from discontinued operations includes an allocation of interest expense, which was allocated between continuing and discontinued operations based on net assets. Interest expense allocated to discontinued operations was $10.7 million for 1997, $11.7 million for 1998 and $8.5 million for 1999. Net assets of discontinued operations consisted of accounts receivable, fixed assets, intangibles and liabilities assumed by the purchasers.

    The commercial staffing unit was sold to The Corporate Services Group PLC for $261 million. A gain of $62.3 million ($28.6 million after tax) was recognized on the sale.

    The Company sold the software solutions unit to GTCR Fund VI, L.P. and First Union Capital Partners for cash of $75.5 million and preferred stock of $20.5 million. The Company retained 2.7 million common shares in the unit, representing approximately ten percent of the outstanding shares. The preferred stock bears interest at ten percent and had an estimated fair value at the date of sale of $14.5 million. A loss of $1.7 million ($1.7 million after tax) was recognized on the sale.

    The project support unit was sold to a group of investors led by GTCR Fund VI, L.P. and First Union Capital Partners. Purchase consideration totaled $305 million in cash, subject to certain working capital adjustments, plus up to an additional $20 million in contingent consideration if certain levels of profitability in 2000 are achieved. A gain of $13.1 million ($10.1 million after tax) was recognized on the sale.

3.  ACQUISITIONS

    All acquisitions made by the Company through December 31, 1999 have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included in the Company's consolidated results of operations from the date of acquisition. Summary information of the businesses acquired and a listing of the material acquisitions follow.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

                                                                        YEAR ENDED DECEMBER 31,
                                                                    ------------------------------
                                                                      1997       1998       1999
                                                                    --------   --------   --------
Acquisitions completed:
   Continuing Operations                                                   4         12          4
   Discontinued Operations(1)                                              5          4          1
                                                                    --------   --------   --------
     Total                                                                 9         16          5
                                                                    ========   ========   ========
Purchase consideration (in thousands):
   Cash paid                                                        $ 99,439   $213,817   $329,388
   Fair value of common stock issued                                    --       13,896     73,151
   Amounts due sellers of acquired businesses                         25,128     64,168     52,289
   Convertible notes issued to sellers                                  --         --        9,066
   Liabilities assumed                                                13,456     17,600     34,620
                                                                    --------   --------   --------
   Fair value of assets acquired (including intangibles)            $138,023   $309,481   $498,514
                                                                    ========   ========   ========

(1) These acquisitions are included in net assets held for sale and the related results of operations have been reported as discontinued operations (see
     Note 2).

    In March 1997, the Company acquired Metamor Technologies, Ltd., an Illinois-based eBusiness solutions company. Purchase consideration totaled $37.0 million in cash, including purchase consideration paid after closing based on the increase in earnings before interest and taxes, as defined ("Earnouts"). The sellers are not entitled to any additional purchase consideration.

    In April 1997, the Company acquired Business Management Data, Inc., a California-based IT solutions company and its India-based affiliate, Sriven Computer Solutions (PVT.) Ltd., for $22.3 million in cash, including Earnouts. The sellers are not entitled to any additional purchase consideration.

    In January 1998, the Company acquired Dynamic Data Solutions. Inc, a Minnesota-based IT solutions company for $30.4 million in cash. The sellers are not entitled to any additional purchase consideration.

    In January 1998, the Company acquired Sage I.T. Partners, Inc., a California-based eBusiness solutions company. Purchase consideration totaled $16.6 million in cash, including Earnouts attributable to results for 1998. In July 1999, the sellers entered into an agreement with the Company whereby all future Earnouts were fixed at $8.8 million. This obligation, which is payable in March 2000, and the resulting goodwill were recorded as of the effective date of the agreement.

    In April 1998, the Company acquired NDC Group, Inc. ("NDC"), a Virginia-based eBusiness solutions company, for $18.3 million in cash and 0.4 million shares of the Company's common stock valued at $15.5 million, 0.3 million shares of which are subject to a price guarantee (the "NDC Issued Stock"). The purchase consideration included Earnouts attributable to results for 1998. The sellers are also entitled to receive up to $15 million for Earnouts attributable to results for 1999, of which $3.6 million was accrued at December 31, 1999. Accrual and payment of the remaining $11.4 million will depend upon the outcome of the Company's claims against certain officers and former shareholders of NDC (see Note 8).

    The guarantee on the NDC Issued Stock provides that if the fair market value of the NDC Issued Stock as of April 16, 2000, is less than $14.0 million on April 16, 2000, the Company may be obligated to pay the sellers the difference. The guarantee will be adjusted for any NDC Issued Stock sold prior to the

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES measurement date. Up to one-half of any payments to settle the guarantee and the remaining Earnouts may be paid in the Company's common stock. The Company has agreed to contribute to the capital of Xpedior the fair value of any common stock that it issues to satisfy these contingent obligations.

    In April 1998, the Company acquired Applied Integration Services, Inc., an Ohio-based IT solutions company for $32.8 million in cash, including Earnouts. The sellers are not entitled to any additional purchase consideration.

    In June 1998, the Company acquired Virtual Solutions, Inc., a Texas-based eBusiness solutions company. Purchase consideration totaled $15.0 million in cash, including Earnouts attributable to results for 1998. In August 1999, the sellers entered into an agreement with the Company whereby all future Earnouts were fixed at $6.3 million. This obligation, which is payable in March 2000 and the resulting goodwill were recorded as of the effective date of the agreement.

    In February 1999, the Company acquired 42 percent of the common stock of Decan Groupe ("Decan"), a publicly held, French-based company, and instituted a cash tender offer for the remaining shares. In April 1999, the Company completed the tender offer and at December 31, 1999, owned 98.7 percent of Decan's common stock and 96.6 percent of its convertible notes. The purchase consideration for Decan totaled approximately $156.9 million, consisting of $150.6 million in cash and 0.2 million shares of the Company's common stock valued at $6.3 million.

    In March 1999, the Company acquired GE Capital Consulting, a wholly-owned subsidiary of GE Capital Corporation, for approximately $117.3 million, consisting of $52.0 million in cash and 1.2 million shares of the Company's common stock (the "GECC Issued Stock") valued at $65.3 million. The GECC Issued Stock is subject to a price guarantee, which provides that if its fair market value, as defined, is less than $65.3 million as of March 2004, the Company will pay the sellers, in cash or stock, the differential. The guarantee will be adjusted for any GECC Issued Stock sold prior to the measurement date.

    In September 1999, Xpedior acquired Kinderhook Systems, Inc., a New York-based eBusiness solutions company, for $14.9 million in cash and $9.1 million of 7% subordinated convertible notes of Xpedior. The cash portion of the purchase price was paid by the Company, which contributed an equal amount to the capital of Xpedior. The notes are convertible at the option of the holders into common stock of Xpedior at the initial public offering price during a 30-day period after the earlier of the distribution of Xpedior stock by the Company or the second anniversary of the initial public offering.

    As of December 31, 1999, the Company had accrued $52.3 million for Earnouts that were based on results for 1999. These Earnouts, which will be paid in 2000, increased the amount of goodwill related to the acquisitions. Earnouts attributable to future operating performance of the acquired businesses are capped at $52.4 million and will be accrued in the period they become probable and can be reasonably estimated.

    The following unaudited results of operations have been prepared assuming all acquisitions consummated on or before December 31, 1999 had occurred as of the beginning of the periods presented. These results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                                  1998       1999
                                                --------   --------
                                              (IN THOUSANDS, EXCEPT
                                                PER SHARE AMOUNTS)
Revenues from services                          $533,919   $614,398
Income from continuing operations               $ 13,754   $  9,894
Net income                                      $ 60,704   $ 32,273
Earnings per share:
  Basic --
     Income from continuing operations          $   0.42   $   0.29
                                                ========   ========
     Net income                                 $   1.84   $   0.95
                                                ========   ========
  Diluted --
     Income from continuing operations          $   0.41   $   0.29
                                                ========   ========
     Net income                                 $   1.83   $   0.94
                                                ========   ========


4.  LONG-TERM DEBT

    Long-term debt consisted of the following:


                                                                         DECEMBER 31,
                                                                    ----------------------
                                                                      1998         1999
                                                                    ---------    ---------
                                                                        (IN THOUSANDS)
Borrowings under senior credit agreement, interest
  at bank's base rate or London Interbank Offered
  Rate ("LIBOR") plus 0.375% to 1.75%, depending
  on the leverage ratio, due January 31, 2000                       $  43,000    $    --
2.94% convertible subordinated notes, $230 million face
   amount, due August 2004                                            194,711      200,127
7% convertible subordinated notes of Xpedior, due September
    24, 2002                                                             --          9,066
Other                                                                   2,489         --
                                                                    ---------    ---------
                                                                      240,200      209,193
Less - current maturities                                              (2,124)        --
                                                                    ---------    ---------
                                                                    $ 238,076    $ 209,193
                                                                    =========    =========


    Under terms of the Senior Credit Agreement (the "Agreement"), the Company can borrow under a revolving credit facility the lesser of $225 million or 3.5 times Pro Forma Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization of all acquired businesses for the preceding twelve-month period). The Agreement contains certain covenants which, among other things, limit total debt to 5.25 times Pro Forma Adjusted EBITDA, limit the payment of dividends and require the maintenance of certain financial ratios. The Agreement is secured by a pledge of stock of the Company's material subsidiaries. A fee of 0.175% to 0.375% is payable on the unused portion of the commitment. As of December 31, 1999, the Company had remaining availability (after deducting outstanding letters of credit of $1.2 million) of $223.8 million. This Agreement terminated on January 31, 2000. The Company expensed in 1999 approximately $1.3 million in deferred loan costs related to an amendment of the Agreement, which lowered the borrowing commitment and reduced the term.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

    On August 15, 1997, the Company sold $230 million of 2.94% convertible subordinated notes due 2004. The notes were issued at an original price of 83.991% of the principal amount at maturity. The notes are convertible into common stock of the Company at a conversion rate of 23.7397 shares per $1,000 note. The notes are redeemable by the Company, in whole or in part, after August 18, 2000, at a price equal to the original price of the note, plus accrued original issue discount.

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

5.  INCOME TAXES

    The components of income from continuing operations before income taxes are as follow:

                              YEAR ENDED DECEMBER 31,
                            ---------------------------
                             1997      1998      1999
                            -------   -------   -------
                                   (IN THOUSANDS)
  U. S. operations          $ 7,772   $32,485   $ 9,207
  Foreign operations           --        --       7,929
                            -------   -------   -------
                            $ 7,772   $32,485   $17,136
                            =======   =======   =======


    The provision for income taxes from continuing operations consisted of the following:


                               YEAR ENDED DECEMBER 31,
                            ----------------------------
                              1997      1998      1999
                            -------    -------   -------
                                    (IN THOUSANDS)
Current:
 U. S. operations:
    Federal                 $ 2,810    $ 8,247   $ 1,851
    State                       513        162    (3,501)
 Foreign operations            --         --       2,310
                            -------    -------   -------
                              3,323      8,409       660
                            -------    -------   -------
Deferred:
 U. S. operations:
    Federal                      17      4,728     3,190
    State                       (73)       507     2,896
 Foreign operations            --         --         206
                            -------    -------   -------
                                (56)     5,235     6,292
                            -------    -------   -------
Total                       $ 3,267    $13,644   $ 6,952
                            =======    =======   =======

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

     The differences between income taxes computed at the federal statutory income tax rate and the provision for income taxes follow:


                                                             YEAR ENDED DECEMBER 31,
                                                          ----------------------------
                                                            1997       1998     1999
                                                          -------    -------   -------
                                                                 (IN THOUSANDS)
Income taxes computed at federal statutory income
   tax rate                                               $ 2,720    $11,370   $ 5,998
State income taxes, net of federal benefit                    353      1,074      (605)
Non-deductible portion of business meals,
   entertainment and other                                    321        434       750
Amortization of nondeductible goodwill                        138        527     2,099
Foreign income taxes                                         --         --        (259)
Other                                                        (265)       239    (1,031)
                                                          -------    -------   -------
Provision for income taxes                                $ 3,267    $13,644   $ 6,952
                                                          =======    =======   =======


     The net current and noncurrent components of deferred income taxes reflected in the consolidated balance sheets follow:


                                               DECEMBER 31,
                                           --------------------
                                             1998        1999
                                           --------    --------
                                              (IN THOUSANDS)
Net current assets (liabilities)           $   (251)   $  2,268
Net noncurrent liabilities                   (1,864)    (14,971)
                                           --------    --------
Net liability                              $ (2,115)   $(12,703)
                                           ========    ========


     The components of deferred tax assets and liabilities follow:

                                                              DECEMBER 31,
                                                          --------------------
                                                            1998        1999
                                                          --------    --------
                                                             (IN THOUSANDS)
Deferred tax assets:
  Bad debt allowances                                     $    278    $  1,992
  Vacation pay                                                 313       1,689
  Accrued expenses                                            --         1,586
  Other                                                        333         596
                                                          --------    --------
    Total deferred tax assets                                  924       5,863
                                                          --------    --------
Deferred tax liabilities:
  Goodwill                                                  (1,208)     (5,052)
  Excess financial over tax basis of acquisitions             (725)     (6,625)
  Foreign Taxes                                               --        (1,023)
  Unrealized gain in investments                              --        (4,797)
  Mark-to-market adjustment                                   (137)       --
  Other                                                       (969)     (1,069)
                                                          --------    --------
    Total deferred tax liabilities                          (3,039)    (18,566)
                                                          --------    --------
  Net deferred tax liability                              $ (2,115)   $(12,703)
                                                          ========    ========

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

6.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                                                                1997     1998      1999
                                                                              -------   -------   -------
                                                                                 (IN THOUSANDS, EXCEPT
                                                                                   PER SHARE AMOUNTS)
Numerator:
  Income from continuing operations -- numerator for basic earnings
   per share                                                                  $ 4,505   $18,841   $10,184
  Effect of dilutive securities:
   2.94% convertible subordinated notes                                          --       2,792      --
                                                                              -------   -------   -------
  Numerator for diluted earnings per share -- income available to
   common stockholders after assumed conversions                              $ 4,505   $21,633   $10,184
                                                                              =======   =======   =======
Denominator:
  Denominator for basic earnings per share -- weighted-
   average shares                                                              32,104    32,690    33,821
  Effect of dilutive securities:
   Stock options                                                                  504       515       272
   Conversion of 2.94% convertible subordinated notes                            --       5,460      --
                                                                              -------   -------   -------
  Dilutive potential common shares                                                504     5,975       272
  Denominator for diluted earnings per share --
   weighted-average shares and assumed conversions                             32,608    38,665    34,093
                                                                              =======   =======   =======

Basic earnings per share                                                      $  0.14   $  0.58   $  0.30
                                                                              =======   =======   =======

Diluted earnings per share                                                    $  0.14   $  0.56   $  0.30
                                                                              =======   =======   =======


    Options to purchase 558,800, 261,750 and 928,892 shares of common stock were outstanding for the years ended December 31, 1997, 1998 and 1999, respectively, but were not included in the computation of diluted earnings per share because their assumed exercise would have been anti-dilutive to earnings per share. The effects of the conversion of the 2.94% convertible subordinated notes were anti-dilutive in 1997 and 1999.

7.  STOCK PLANS

    Long-Term Incentive Plan. The Company's Long-Term Incentive Plan (the "Plan") provides for the issuance of stock options, stock appreciation rights, restricted stock, performance share awards, stock value equivalent awards and cash awards. All full time employees and directors of the Company or its affiliates are eligible to participate. An aggregate of 8.0 million shares of common stock has been reserved for issuance under the Plan. Generally, options granted have ten-year terms and generally vest over three to five years. Stock options issued under the Plan can be either incentive stock options or non-qualified stock options. The exercise price of an incentive stock option will not be less than the fair market value of the common stock on the date the option is granted.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

    Through December 31, 1999, the Company issued non-qualified stock options under the Plan, which had exercise prices equal to the fair market value of the common stock at the date of grant. A summary of the Company's stock option activity and related information follows:


                                                             YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------------------
                                                1997                  1998                  1999
                                         -------------------   -------------------   --------------------
                                                    WEIGHTED              WEIGHTED               WEIGHTED
                                                    AVERAGE               AVERAGE                AVERAGE
                                                    EXERCISE              EXERCISE               EXERCISE
                                         OPTIONS     PRICE     OPTIONS     PRICE     OPTIONS      PRICE
                                         -------    --------   -------    --------   -------     --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Outstanding -- beginning of year          2,312     $16.83      2,433     $18.63      2,741      $20.79
  Granted                                   636      21.01      1,508      23.08      2,622       17.62
  Exercised                                (217)      8.44       (400)     16.69       (455)      12.72
  Forfeited                                (298)     16.39       (800)     21.13     (1,156)      21.84
                                         ------                ------                ------
Outstanding -- end of year                2,433     $18.63      2,741     $20.79      3,752      $19.23
                                         ======                ======                ======

Options exercisable at year-end             768                   753                   701
Weighted average fair value of options
  granted during the year                $ 7.55                $ 8.06                $10.42


    The following summarizes information related to stock options outstanding at December 31, 1999:

                                 OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                          ------------------------------------     ----------------------
                                                     WEIGHTED
                                      WEIGHTED       AVERAGE
                                      AVERAGE       REMAINING                    AVERAGE
                                      EXERCISE     CONTRACTUAL                   EXERCISE
RANGE OF EXERCISE PRICES  OPTIONS      PRICE          LIFE         OPTIONS        PRICE
------------------------  -------     --------     -----------     -------       --------
                                                 (OPTIONS IN THOUSANDS)
 $ 7.56 -- $11.44            105       $ 7.58          5.9 years      105          $ 7.58
  14.00 --  16.75          1,401        15.26          9.5           --              --
  17.00 --  23.44          1,764        20.46          8.4            421           20.33
  23.50 --  26.75            161        25.35          8.9              6           25.91
  26.81 --  39.06            321        30.59          7.2            169           29.70
                           -----                                    -----
 $ 7.56 -- $39.06          3,752       $19.23          8.7            701          $20.72
                           =====                                    =====


    Xpedior Stock Incentive Plan. Xpedior implemented a Stock Incentive Plan (the "Xpedior Plan"), which provides for the issuance of stock options, stock appreciation rights and restricted stock. Generally, options granted have ten-year terms and vest over three years. An aggregate of 15.0 million shares of common stock has been reserved for issuance under the Xpedior Plan. The Xpedior Plan is accounted for using APB 25. Compensation expense of $20.8 million is being recognized over the vesting periods for options granted at prices below the fair value of Xpedior's stock at the date of grant. A compensation charge of $2.2 million was recognized in 1999.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

    A summary of Xpedior's stock options activity for the year ended December 31, 1999 follows (in thousands):


Outstanding -- beginning of period                        --
  Granted                                               10,633
  Exercised                                               --
  Forfeited                                               (549)
                                                       -------
Outstanding -- end of year                              10,084
                                                       =======
Options exercisable at end of year                        --

    The weighted average fair value of options granted during 1999 was $7.53.

    The following summarizes information about stock options of Xpedior outstanding as of December 31, 1999 (options in thousands):


                                              WEIGHTED     WEIGHTED AVERAGE
          RANGE OF                       AVERAGE EXERCISE     REMAINING
       EXERCISE PRICES        OPTIONS          PRICE       CONTRACTUAL LIFE
       ---------------        -------    ----------------  ----------------
       $6.91- $10.71           8,745          $ 7.35           9.6 years
       11.35 - 16.00           1,325           13.36           9.9
       27.88 - 32.06              14           31.28          10.0
                              ------
       $6.91- $32.06          10,084          $ 8.18           9.7
                              ======

     Pro forma information regarding net income and earnings per common share in accordance with FAS 123 is set forth in the table below as if the Company had accounted for the two plans under the fair value method. The fair value of options under the Plan was estimated at the date of grant using a Black-Scholes option pricing ("Black-Scholes") model with the following weighted average assumptions for 1997, 1998 and 1999, respectively: (i) risk-free interest rates of 6.00%, 5.50% and 6.34% (ii) a dividend yield of 0.0%, (iii) volatility factors of the expected market price of the Company's common stock of 0.275, 0.60, and 0.60 and (iv) a weighted average expected life of 5 years. The fair value of Xpedior's options was also estimated at the date of grant using Black-Scholes model with the following weighted average assumptions for the year ended December 31, 1999: (i) risk-free interest rate of 6.0%, (ii) a dividend yield of 0.0%, (iii) volatility factors of the expected market price of the Company's common stock of 1.15 and (iv) an expected life of three years. For purposes of pro forma disclosure, the estimated fair value of the options under both plans is amortized to expense over the vesting period of the stock options.

    The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    Had compensation for the Company's and Xpedior's stock-based compensation plans been determined based on the fair value, as described above, at the grant dates for awards under these plans, the Company's income and earnings per common share would have been adjusted to the pro forma amounts indicated below:


                                                                 YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------
                                                       1997                1998                1999
                                               ------------------   -----------------  ------------------
                                                  AS        PRO       AS        PRO      AS         PRO
                                               REPORTED    FORMA    REPORTED   FORMA   REPORTED    FORMA
                                               --------   -------   --------  -------  --------   -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income from continuing operations               $ 4,505   $ 3,558   $18,841   $17,515   $10,184   $ 6,279
Net income                                      $26,803   $25,152   $65,791   $63,953   $32,563   $28,241
Earnings per share:
  Basic --
     Income from continuing operations          $  0.14   $  0.11   $  0.58   $  0.54   $  0.30   $  0.24
     Net income                                 $  0.83   $  0.78   $  2.01   $  1.96   $  0.96   $  0.89
  Diluted --
     Income from continuing operations          $  0.14   $  0.11   $  0.56   $  0.45   $  0.30   $  0.23
     Net income                                 $  0.82   $  0.77   $  1.88   $  1.65   $  0.96   $  0.88

    Employee Stock Purchase Plan. The Company has an employee stock purchase plan whereby eligible employees may purchase shares of the Company's common stock at a price equal to 85% of the lower of the closing market price on the first or last trading day of a quarter. A total of 3,450,000 shares of common stock have been reserved for issuance under the plan. Employees purchased 91,247 shares in 1997, 174,558 shares in 1998, and 527,356 shares in 1999. Aggregate proceeds to the Company totaled $1.7 million in 1997, $4.2 million in 1998, and $7.6 million in 1999.

    Xpedior Stock Issuances. In September 1999, Xpedior issued 50,000 shares of its common stock to its chief executive officer, which are subject to forfeiture in the event of his termination. Deferred compensation of $0.6 million was recorded and is being amortized over the 48-month vesting period. Xpedior also sold to this executive 129,702 shares of its common stock for $7.71 per share. These shares contained certain put features in the event Xpedior did not complete its initial public offering. This arrangement was accounted for as a variable compensation plan through the completion of the initial public offering, resulting in compensation expense of $1.5 million in 1999.

8.  COMMITMENTS AND CONTINGENCIES

    The Company leases various office space and equipment under noncancelable operating leases. Rent expense was $1,158,381 in 1997, $5,738,658 in 1998, and $13,385,282 in 1999. As of December 31, 1999 the related future minimum lease payments follow (in thousands):

2000                            $11,223
2001                             10,405
2002                              9,846
2003                              7,776
2004                              5,094
Thereafter                        3,784
                                -------
                                $48,128

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

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

    Xpedior has agreed to provide its president and CEO the benefits under a non-competition agreement between him and a former employer in the event the former employer ceases to make the payments. Under this agreement, the CEO is entitled to $255,000 per year through November 2002, thereafter reduced to $165,000 per year until his death. The CEO is also entitled to receive benefits under the former employer's benefit plan and through November 2002, reimbursement for medical premiums and payment of premiums for a life insurance policy.

    In September 1999, the former employer terminated all of the benefits owed to the executive, including those which Xpedior has agreed to undertake. Xpedior believes that the agreement has not been breached by its president and CEO and that the former employer is obligated to make the required payments. Although Xpedior plans to pursue this matter vigorously and believes that it has strong legal defenses, there can be no assurance as to the outcome of this matter.

    Metamor and NDC filed suit in May 1999 against certain former officers and shareholders of NDC and other parties for several causes of action, including breaches of fiduciary duties and numerous covenants and agreements. Metamor and NDC are seeking monetary and injunctive relief against the defendants. Some of the defendants have filed Cross-Bills alleging breach of employment and other agreements and duties of good faith and fair dealings and other tort claims against NDC, Metamor and Xpedior. Additionally, some of these same defendants have filed similar claims in the United States District Court for the Eastern District of Virginia. The defendants that filed the Cross-Bills and the complaint in District Court are seeking indeterminable damages.

    A trial of these actions is currently anticipated to begin in June 2000 and management believes that Xpedior, NDC and Metamor have strong cases in these matters and strong defenses against each of the complaints. However, NDC and Metamor may not prevail in this litigation because litigation is subject to inherent uncertainties.

    The Company is a defendant in various other lawsuits and claims arising in the normal course of business. Management believes it has valid defenses in these cases and is defending them vigorously. While the results of litigation cannot be predicted with certainty, management believes the final outcome of such litigation will not have a material adverse effect on the Company.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

9.  INVESTMENTS

     During 1999, the Company classified approximately 1.5 million of the 4.6 million shares it holds in a publicly held company as trading securities. The Company sold approximately 0.8 million shares during 1999 for approximately $1.9 million. A gain of approximately $1.4 million was realized on the sale of these shares. The remaining 0.7 million shares were marked-to-market at December 31, 1999, which resulted in an unrealized gain of approximately $2.8 million. The Company completed the sale of these shares in the first quarter of 2000. The remaining 3.1 million shares were classified as available-for-sale and were marked-to market at December 31, 1999. This resulted in an unrealized gain of $12.0 million ($7.2 million, net of tax), which is included in other comprehensive income.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company has determined, based on available market information and appropriate valuation methodologies, that the fair value of its financial instruments approximates carrying value. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments. The carrying value of borrowings under its Senior Credit Agreement approximates fair value because the interest rates under the agreement are variable, based on current market. The carrying value of investments in certain public and non-public businesses are recorded at fair value. Such investments are periodically evaluated for impairment and appropriate adjustments are recorded, if necessary.

    Financial instruments for which the carrying value does not approximate fair value at December 31, 1999 follow (in thousands):


                                                    CARRYING VALUE       FAIR VALUE
                                                    --------------      -------------
2.94% convertible subordinated notes                 $   200,127        $    192,050
Swap agreement                                       $        -         $         (2)


    The fair value of the 2.94% convertible subordinated notes is based on its publicly traded quote as of December 31, 1999 and the fair value of the swap agreement was based on a quote from the financial intermediary that executed the swap agreement.

11.  RELATED PARTY TRANSACTIONS

    As part of the acquisition of Decan, the Company issued shares of its common stock as partial consideration for shares held by Decan's president and CEO. In connection with the issuance of those shares, the Company loaned the executive, on a recourse basis, $3.1 million to cover his taxes on the sale. The note is interest bearing and is due in March 2001.

12.  INITIAL PUBLIC OFFERING OF XPEDIOR

    In December 1999, Xpedior, the Company's eBusiness solutions subsidiary, completed the initial public offering of 9.8 million shares of common stock of Xpedior. Metamor continues to own 80 percent of Xpedior. Net proceeds from the offering totaled $169.1 million and were used to repay amounts due to the Company from Xpedior and for general working capital purposes of Xpedior.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

13.  SEGMENT REPORTING

    The Company has three reportable segments: Metamor Solutions, Xpedior and European Solutions. These segments are managed separately, primarily because of their different operating and marketing strategies. The Company's Metamor Solutions segment is comprised of its Enterprise Solutions, Global Solutions and Industry Solutions units, which are aggregated since these units have very similar operational characteristics, growth rates and margins. Services provided by all of the segments include: eBusiness development, application development and maintenance, systems integration, network design and implementation.

    The Company utilizes the following information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance. The accounting policies of the segment are the same as those described in the summary of significant accounting policies (see note 1).

                                                               YEAR ENDED DECEMBER 31, 1997
                                                ----------------------------------------------------------
                                                 METAMOR              EUROPEAN
                                                SOLUTIONS   XPEDIOR   SOLUTIONS  CORPORATE   CONSOLIDATED
                                                ---------  --------   ---------  ---------   ------------
                                                                    (IN THOUSANDS)
Revenues from services                          $121,755   $ 12,588    $  --     $   --        $134,343
Gross profit                                      44,289      4,414       --         --          48,703
Operating costs and expenses:
   Selling, general and administrative            24,115      3,873       --        8,231        36,219
   Depreciation and amortization                   1,958        510       --          372         2,840
Operating income (loss)                           18,216         31       --       (8,603)        9,644
Total assets                                     109,915     32,699       --       34,560       177,174
Capital Expenditures                               7,348      1,095       --         --           8,443


                                                               YEAR ENDED DECEMBER 31, 1998
                                                ----------------------------------------------------------
                                                 METAMOR              EUROPEAN
                                                SOLUTIONS   XPEDIOR   SOLUTIONS  CORPORATE   CONSOLIDATED
                                                ---------  --------   ---------  ---------   ------------
                                                                    (IN THOUSANDS)
Revenues from services                          $264,693   $ 72,267   $  4,214   $   --        $341,174
Gross profit                                     106,057     30,337      3,365       --         139,759
Operating costs and expenses:
   Selling, general and administrative            59,839     19,174      1,124     11,757        91,894
   Depreciation and amortization                   5,223      2,823         31        581         8,658
Operating income (loss)                           40,995      8,340      2,210    (12,338)       39,207
Total assets                                     247,368    142,452     21,217     14,455       425,492
Capital Expenditures                               9,246      4,927        217       --          14,390

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

                                                               YEAR ENDED DECEMBER 31, 1999
                                                ----------------------------------------------------------
                                                 METAMOR              EUROPEAN
                                                SOLUTIONS   XPEDIOR   SOLUTIONS  CORPORATE   CONSOLIDATED
                                                ---------  --------   ---------  ---------   ------------
                                                                    (IN THOUSANDS)
Revenues from services                          $357,863   $133,912   $ 85,222   $   --        $576,997
Gross profit                                     139,384     58,697     37,943       --         236,024
Operating costs and expenses:
   Selling, general and administrative            94,637     45,182     19,828     10,910       170,557
   Stock Compensation                               --        3,744       --         --           3,744
   Depreciation and amortization                  12,402      8,784      4,167        687        26,040
Operating income (loss)                           32,345        987     13,948    (11,597)       35,683
Total assets                                     430,647    262,172    193,026     85,964       971,809
Capital Expenditures                              20,386      9,107        833       --          30,326


14.  CREDIT RISK

    The Company believes its portfolio of accounts receivable is well diversified and, as a result, its credit risks are minimal. The Company continually evaluates the creditworthiness of its customers and monitors accounts on a periodic basis, but typically does not require collateral.

15.  SUBSEQUENT EVENTS (UNAUDITED)

    On March 1, 2000, the Company acquired NextLinx Services, a Virginia-based Oracle eBusiness solutions business, for $25.0 million in cash, plus excess working capital. The sellers are not entitled to any additional consideration.

    On March 21, 2000, the Company entered into an Agreement and Plan of Merger with PSINet Inc. ("PSI"), a provider of Internet and eCommerce solutions to businesses, and PSINet Shelf IV Inc. Pursuant to the agreement, each share of Metamor common stock will be exchanged for 0.9 of a share of PSI common stock upon closing of the merger. Completion of the transaction is subject to a number of conditions, including the approval of PSI and Metamor stockholders and certain regulatory approvals. The transaction is expected to be completed by mid-2000.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Unaudited summarized financial data by quarter for 1998 and 1999 follow:


                                                         THREE MONTHS ENDED
                                              -----------------------------------------
                                              MAR. 31    JUNE 30    SEP. 30    DEC. 31
                                              --------   --------   --------   --------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998
 Revenues from services                       $ 64,936   $ 82,820   $ 95,704   $ 97,714
 Gross profit                                   25,674     33,467     39,445     41,173
 Operating income                                6,488      9,423     10,498     12,798
 Income from continuing operations               2,896      4,322      5,404      6,219
 Income from discontinued operations             5,911      5,783     24,508     10,748
 Net income                                      8,807     10,105     29,912     16,967
 Earnings per share:
  Basic --
   Income from continuing operations          $   0.09   $   0.13   $   0.16   $   0.19
   Income from discontinued operations            0.18       0.18       0.75       0.33
                                              --------   --------   --------   --------
   Net income                                 $   0.27   $   0.31       0.91   $   0.52
                                              ========   ========   ========   ========
  Diluted --
   Income from continuing operations          $   0.09   $   0.13   $   0.16   $   0.19
   Income from discontinued operations            0.18       0.17       0.66       0.30
                                              --------   --------   --------   --------
   Net income                                 $   0.27   $   0.30   $   0.82   $   0.49
                                              ========   ========   ========   ========
1999
 Revenues from services                       $121,701   $154,011   $152,846   $148,439
 Gross profit                                   52,372     61,603     60,755     61,294
 Operating income (loss)                        12,548     15,082     13,307     (5,254)
 Income (loss) from continuing operations        4,564      5,294      4,177     (3,851)
 Income from discontinued operations             4,650      3,860     13,694        175
 Net income (loss)                               9,214      9,154     17,871     (3,676)
 Earnings per share:
  Basic --
   Income (loss) from continuing operations   $   0.14   $   0.16   $   0.12   $  (0.12)
   Income from discontinued operations            0.14       0.11       0.40       0.01
                                              --------   --------   --------   --------
   Net income (loss)                          $   0.28   $   0.27   $   0.52   $  (0.11)
                                              ========   ========   ========   ========
  Diluted --
   Income (loss) from continuing operations   $   0.14   $   0.16   $   0.12   $  (0.12)
   Income from discontinued operations            0.14       0.11       0.36       0.01
                                              --------   --------   --------   --------
   Net income (loss)                          $   0.28   $   0.27   $   0.48   $  (0.11)
                                              ========   ========   ========   ========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    METAMOR WORLDWIDE, INC.
                                                    (Registrant)

                                                    By:  /s/ MARGARET G. REED
                                                       -------------------------
                                                         Margaret G. Reed
                                                         Senior Vice President
                                                         March 28, 2000

         The undersigned directors and officers of Metamor Worldwide, Inc. hereby constitute and appoint Peter T. Dameris, Edward L. Pierce and Margaret G. Reed, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact and agents, for him and in his name, place, and stead, in any and all capacities, to sign on his behalf any and all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Commission granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully as to all intents and purposes as he or she might or could do in person, and hereby ratify and confirm that all such attorneys-in-fact or agents, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ PETER T. DAMERIS
--------------------------------------------------
Peter T. Dameris
Chairman of the Board, Chief Executive Officer
     and President (Principal Executive Officer)
March 28, 2000


/s/ EDWARD L. PIERCE
--------------------------------------------------
Edward L. Pierce
Director, Executive Vice President, Chief Financial Officer
     and Assistant Secretary (Principal Financial Officer)
March 28, 2000


/s/ KEVIN P. COHN
--------------------------------------------------
Kevin P. Cohn
Vice President and Corporate Controller (Principal Accounting Officer) March 28, 2000

/s/ NUALA M. BECK
--------------------------------------------------
Nuala M. Beck
Director
March 28, 2000


/s/ CHARLES H. COTROS
--------------------------------------------------
Charles H. Cotros
Director
March 28, 2000


/s/ WILLIAM H. CUNNINGHAM
--------------------------------------------------
William H. Cunningham
Director
March 28, 2000


/s/ DONALD J. EDWARDS
--------------------------------------------------
Donald J. Edwards
Director
March 28, 2000


/s/ JOSEPH M. GRANT
--------------------------------------------------
Joseph M. Grant
Director
March 28, 2000


/s/ MICHAEL T. REDDY
--------------------------------------------------
Michael T. Reddy
Director
March 28, 2000


/s/ CHARLES R. SCHNEIDER
--------------------------------------------------
Charles R. Schneider
Director
March 28, 2000


/s/ JOHN T. TURNER
--------------------------------------------------
John T. Turner
Director
March 28, 2000

/s/ MICHAEL T. WILLIS
--------------------------------------------------
Michael T. Willis
Director
March 28, 2000

                                INDEX TO EXHIBITS


         EXHIBIT
         NUMBER                           EXHIBIT DESCRIPTION
         -------                          -------------------
            3.1       --  First Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from exhibit number 4.1 to the Company's Registration Statement on Form S-8,
                          file number 33-80325)
            3.2       --  Certificate of Amendment of the Certificate of Incorporation of the Company
                          (incorporated by reference from exhibit number 3.1 to the Company's Registration
                          Statement on Form S-3, file number 333-31509)
            3.3       --  Certificate of Amendment of the Certificate of Incorporation of the Company
                          (incorporated by reference from exhibit number 3.3 to the Registrant's 1998 Annual
                          Report on Form 10-K, File No. 0-26970)
            3.4       --  Amended and Restated Bylaws of the Registrant (incorporated by reference from exhibit number 4.2 to the Company's Registration Statement on Form S-8, file number 33-80325)
           10.1       --  Form of Senior Executive Employment Agreement dated as of July 1, 1997 (incorporated by reference from exhibit number 10.2 to the Company's Quarterly Report on Form 10-Q for the
                          period ended September 30, 1997)
           10.2       --  Form of First Amendment to Option Agreement dated as of July 1, 1997 (incorporated by reference from exhibit number 10.3 to the Company's Quarterly Report on Form 10-Q for the
                          period ended September 30, 1997)
           21.1*      --  Subsidiaries of the Registrant
           23.1*      --  Consent of Independent Auditors
           24.1       --  Power of Attorney (included on the signature pages to this Annual Report)
           27.1       --  Financial Data Schedule

----------
*  Filed herewith