Form 10-Q
period 2000-03-31
METAMOR WORLDWIDE INC
filed 2000-05-15
CIK 1000366

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                             --------------------

(MARK ONE)
    |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                       OR

    |_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

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



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   Yes _X_  No ___

      As of April 25, 2000, the Company had 34,700,992 shares of Common Stock, par value $0.01 per share, outstanding.
===============================================================================

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

                         PART I - FINANCIAL INFORMATION
ITEM 1.         FINANCIAL STATEMENTS

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                    MARCH 31,             DECEMBER 31,
                                                                                       2000                   1999
                                                                                -------------------    -------------------
                                                                                   (UNAUDITED)
                                                ASSETS
Current Assets:
    Cash and cash equivalents                                                      $     31,495           $     92,625
    Accounts receivable, net of allowance of $5,620 and $5,074                          194,031                178,129
    Prepaid expenses and other                                                           32,452                 27,905
                                                                                -------------------    -------------------
       Total current assets                                                             257,978                298,659

Fixed Assets, net                                                                        61,734                 53,526
Intangible Assets, net of accumulated amortization of $25,865 and $21,210               601,492                572,936
Investments and Other                                                                    46,930                 46,688
                                                                                -------------------    -------------------
Total Assets                                                                       $    968,134           $    971,809
                                                                                ===================    ===================

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued expenses                                          $     30,880           $     18,214
    Payroll and related taxes                                                            22,533                 30,312
    Amounts due sellers of acquired businesses                                           36,278                 52,289
    Deferred income taxes and other                                                      25,572                 14,141
                                                                                -------------------    -------------------
       Total current liabilities                                                        115,263                114,956

Long-term Debt, net of current maturities                                               218,922                209,193
Deferred Income Taxes and Other                                                           5,697                 15,957
Minority Interests                                                                      173,871                173,548

Commitments and Contingencies

Stockholders' Equity:
    Preferred stock, par value $.01; 5,000,000 shares authorized;
       none outstanding                                                                       -                      -
    Common stock, par value $.01; 100,000,000 shares authorized; 34,635,402
       and 34,552,217 shares issued and outstanding                                         346                    346
    Additional paid-in capital                                                          308,574                308,118
    Retained earnings                                                                   141,187                146,924
    Accumulated other comprehensive income                                                4,274                  2,767
                                                                                -------------------    -------------------
       Total stockholders' equity                                                       454,381                458,155
                                                                                -------------------    -------------------
Total Liabilities and Stockholders' Equity                                         $    968,134           $    971,809
                                                                                ===================    ===================


           See notes to unaudited consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except per share amounts)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                            ----------------------------------------
                                                                   2000                 1999
                                                            -------------------  -------------------
Revenues from Services                                         $    158,364         $    121,701
Cost of Services                                                     96,855               69,329
                                                            -------------------  -------------------
Gross Profit                                                         61,509               52,372

Operating Costs and Expenses:
   Selling, general and administrative                               64,238               35,245
   Stock compensation                                                 1,413                    -
   Depreciation and amortization                                      8,832                4,579
                                                            -------------------  -------------------
                                                                     74,483               39,824
                                                            -------------------  -------------------

Operating Income (Loss)                                             (12,974)              12,548

Other Income (Expense):
   Interest expense                                                  (3,004)              (3,082)
   Minority interests                                                   761               (1,225)
   Other, net                                                         5,870                 (122)
                                                            -------------------  -------------------
                                                                      3,627               (4,429)
                                                            -------------------  -------------------
Income (Loss) from Continuing Operations before
    Income Taxes                                                     (9,347)               8,119
Provision (Benefit) for Income Taxes                                 (3,610)               3,555
                                                            -------------------  -------------------
Income (Loss) from Continuing Operations                             (5,737)               4,564
Income from Discontinued Operations                                       -                4,650
                                                            -------------------  -------------------
Net Income (Loss)                                              $     (5,737)        $      9,214
                                                            ===================  ===================

Earnings (Loss) per Share (Basic and Diluted):
   Income (loss) from continuing operations                    $     (0.16)         $       0.14
   Income from discontinued operations                                    -                 0.14
                                                            -------------------  -------------------
   Net income (loss)                                           $     (0.16)         $       0.28
                                                            ===================  ===================

Reconciliation of Net Income (Loss) to Comprehensive
   Income (Loss):
   Net income (loss)                                           $     (5,737)        $      9,214
   Unrealized gain on investments                                     1,191                    -
   Currency translation adjustments                                     316                   (2)
                                                            -------------------  -------------------
   Comprehensive income (loss)                                 $     (4,230)        $      9,212
                                                            ===================  ===================

           See notes to unaudited consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                      THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                             -------------------------------------------
                                                                                   2000                     1999
                                                                             ------------------      -------------------
Cash Flows from Operating Activities:
   Net income (loss)                                                            $    (5,737)            $      9,214
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                                    8,832                   6,743
      Stock compensation                                                               1,413                       -
      Amortization of debt costs and discount on convertible notes                     1,462                   1,360
      Deferred income tax benefit                                                     (4,051)                   (187)
      Gain on sale of investments                                                     (2,340)                      -
      Provision for doubtful accounts                                                    546                   1,270
      Other                                                                             (800)                 (1,335)
      Changes in assets and liabilities net of effects of acquisitions:
        Accounts receivable                                                          (14,818)                (29,373)
        Prepaid expenses and other                                                    (6,938)                  3,384
        Accounts payable                                                              10,776                  (6,625)
        Accrued liabilities                                                            7,251                  (7,789)
                                                                             ------------------      -------------------
           Net cash used in operating activities                                      (4,404)                (23,338)
                                                                             ------------------      -------------------

Cash Flows from Investing Activities:
    Cash paid for acquisitions, net of cash acquired                                 (50,967)               (197,571)
    Proceeds from sale of investments                                                  6,794                       -
    Capital expenditures                                                             (12,470)                (10,991)
    Other                                                                             (8,560)                    543
                                                                             ------------------      -------------------
           Net cash used in investing activities                                     (65,203)               (208,019)
                                                                             ------------------      -------------------

Cash Flows from Financing Activities:
    Net proceeds from issuance of long-term debt                                       8,321                 240,209
    Repurchase of common stock                                                             -                  (1,903)
    Net proceeds from sale of common stock                                               373                   2,612
                                                                             ------------------      -------------------
           Net cash provided by financing activities                                   8,694                 240,918
Effect of exchange rate changes on cash                                                (217)                       -
                                                                             ------------------      -------------------
Net increase (decrease) in cash and cash equivalents                                 (61,130)                  9,561
Cash and cash equivalents at beginning of period                                      92,625                  21,593
                                                                             ------------------      -------------------
Cash and cash equivalents at end of period                                            31,495                  31,154
Less - Cash and cash equivalents related to discontinued operations                        -                    (132)
                                                                             ------------------      -------------------
Cash and cash equivalents related to continuing operations at end of period     $     31,495            $     31,022
                                                                             ==================      ===================

Cash paid during the periods for:
    Interest, net of amounts capitalized                                        $      3,497            $      4,841
                                                                             ==================      ===================
    Income taxes                                                                $        677            $      3,851
                                                                             ==================      ===================

           See notes to unaudited consolidated financial statements.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.         GENERAL

           The consolidated financial statements of Metamor Worldwide, Inc. and its subsidiaries ("Metamor" or the "Company") included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading. The consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods.

           The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1999.

2.         DISCONTINUED OPERATIONS

           In the third quarter of 1999, the Company sold its project support and software solutions businesses. Accordingly, the operating results of these businesses are reflected in the accompanying consolidated financial statements as discontinued operations.

           Revenues from discontinued operations were $127.4 million for the three months ended March 31, 1999. Income from discontinued operations included an allocation of interest expense of $4.0 million, which was determined based on net assets of the business units included in continuing and discontinued operations. Income taxes on discontinued operations were $3.4 million for the three months ended March 31, 1999.

3.         NEW ACCOUNTING PRONOUNCEMENT

           In December of 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements", which the Company is required to adopt in the second quarter of 2000. SAB 101 clarifies how existing revenue recognition rules should be applied. The Company is currently evaluating their revenue recognition policies and the effect of adopting this Bulletin.

4.         INCOME TAXES

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

5.         ACQUISITIONS

           All acquisitions made by the Company have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included in the Company's consolidated results of operations from the date of acquisition. During the three months ended March 31, 2000, the Company acquired NextLinx Services, a Virginia-based Oracle eBusiness solutions business, for cash of $26 million. The sellers are not entitled to any additional consideration.

           In certain transactions, the sellers of the acquired businesses are entitled to contingent consideration ("Earnouts") based on the post-acquisition increase in earnings before interest and taxes ("EBIT"), as defined. The Company has accrued $36.3 million for Earnouts that were based on results for 1999. These Earnouts increased the

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

amount of goodwill related to the acquisitions. Earnouts attributable to future operating performance are capped at $51.2 million and will be accrued in the period they become probable and can be reasonably estimated.

           The following results of operations have been prepared assuming the acquisitions made through March 31, 2000 occurred as of the beginning of the periods presented. The pro forma operating results are not necessarily indicative of future operating results nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented.

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                           -----------------------------------------
                                                                  2000                  1999
                                                           -------------------   -------------------
                                                                    (IN THOUSANDS, EXCEPT
                                                                      PER SHARE AMOUNTS)
 Revenues from services                                       $   160,087           $   151,170
 Income (loss) from continuing operations                      $   (5,866)          $     3,928
 Net Income (loss)                                             $   (5,866)          $     8,578
 Earnings (loss) per share:
    Basic -
       Income (loss) from continuing operations               $     (0.17)          $      0.12
                                                           ===================   ===================
       Net income (loss)                                      $     (0.17)          $      0.26
                                                           ===================   ===================
    Diluted -
        Income (loss) from continuing operations              $     (0.17)          $      0.12
                                                           ===================   ===================
        Net income (loss)                                     $     (0.17)          $      0.26
                                                           ===================   ===================

6.         LONG-TERM DEBT

           Under its Senior Credit Agreement (the "Agreement"), the Company may borrow up to $80 million and has the ability to raise the commitment to $125 million under certain circumstances. The Agreement contains certain covenants which, among other things, limit total debt to 4.5 times and senior debt to 2.0 times Pro Forma Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization of all acquired businesses for the preceding twelve-month period), limit the payment of dividends and require the maintenance of certain financial ratios. The Agreement is secured by a pledge of the stock of the Company's material subsidiaries. A fee of 0.25 percent is payable on the unused portion of the commitment.

           As of March 31, 2000, the Company had $9.1 million of outstanding borrowings under the Agreement and remaining availability (after deducting outstanding letters of credit of $3.2 million) of $67.7 million. Borrowings under the Agreement bear interest, at the Company's option, at LIBOR or the bank's base rate, plus the applicable margin. The weighted average interest rate of the Company's outstanding borrowings under the Agreement was 8.47 percent at March 31, 2000.

                    METAMOR WORLDWIDE, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


7.         EARNINGS PER SHARE

           The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share amounts):

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                          ----------------------------
                                                                             2000             1999
                                                                          -------------   ------------
Numerator:
   Income from continuing  operations - numerator for basic earnings
     per share                                                            $ (5,737)         $ 4,564
   Effect of dilutive securities:
      2.94% convertible subordinated notes                                       -              -
                                                                          -------------   ------------
   Numerator for diluted earnings per share - income available to common stockholders after assumed conversions
                                                                          $ (5,737)         $ 4,564
                                                                          =============   ============

Denominator:
   Denominator  for  basic  earnings  per  share -  weighted-average
      shares                                                                34,790           32,723
   Effect of dilutive securities:
      Stock options                                                              -              214
      2.94% convertible subordinated notes                                       -                -
                                                                          -------------   ------------
   Dilutive potential common shares                                              -              214
                                                                          -------------   ------------
   Denominator   for   diluted   earnings   per  share  -   adjusted
     weighted-average  shares and assumed conversions                       34,790           32,937
                                                                          =============   ============

Basic earnings per share                                                  $  (0.16)         $  0.14
                                                                          =============   ============

Diluted earnings per share                                                $  (0.16)         $  0.14
                                                                          =============   ============

           Options to purchase 1,871,158 shares of common stock for the three months ended March 31, 1999, were outstanding, but were not included in the computation of diluted earnings per share because the option price exceeded the average market price for that period. Options of 4,544,121 were not included in the calculation of loss per share for the current quarter, as their inclusion would have been anti-dilutive. The effects of the conversion of the 2.94% convertible subordinated notes were anti-dilutive for the periods presented.

8.         CONTINGENCIES

           Metamor and NDC Group, Inc. ("NDC") filed suit in May 1999 against certain former officers and shareholders of NDC and other parties for several causes of action, including breaches of fiduciary duties and numerous covenants and agreements. Metamor and NDC are seeking monetary and injunctive relief against the defendants. Some of the defendants have filed Cross-Bills alleging breach of employment and other agreements and duties of good faith and fair dealings and other tort claims against NDC, Metamor and Xpedior. Additionally, some of these same defendants have filed similar claims in the United States District Court for the Eastern District of Virginia. The defendants that filed the Cross-Bills and the complaint in District Court are seeking indeterminable damages.

           A trial of these actions is currently anticipated to begin in June 2000 and management believes that Xpedior, NDC and Metamor have strong cases in these matters and strong defenses against each of the complaints. However, NDC and Metamor may not prevail in this litigation because litigation is subject to inherent uncertainties.

9.         SEGMENT REPORTING

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

           The Company utilizes the following information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance. The accounting policies of the segment are the same as those described in the preceding notes.

                                                                      Three Months Ended March 31, 2000
                                              ---------------------------------------------------------------------------
                                              Metamor                    European
                                              Solutions      Xpedior     Solutions          Corporate       Consolidated
                                              -----------   ----------  --------------     -------------   --------------
                                                                        (in thousands)
Revenues from Services                        $ 84,370      $ 50,974       $23,020          $       -       $  158,364
Gross Profit                                    28,793        24,376         8,340                  -           61,509
Operating Costs and Expenses:
   Selling, general and administrative          23,945        26,883         4,673              8,737           64,238
   Stock compensation                                -         1,413             -                  -            1,413
   Depreciation and amortization                 4,196         3,197         1,220                219            8,832
Operating income (loss)                            654        (7,117)        2,447             (8,958)         (12,974)

                                                                      Three Months Ended March 31, 1999
                                              ---------------------------------------------------------------------------
                                              Metamor                    European
                                              Solutions     Xpedior      Solutions          Corporate       Consolidated
                                              -----------  -----------  --------------     -------------   --------------
                                                                        (in thousands)
Revenues from Services                        $ 75,966     $  27,769       $17,966          $       -       $  121,701
Gross Profit                                    32,534        11,725         8,113                  -           52,372
Operating Costs and Expenses:
   Selling, general and administrative          18,674         6,685         4,034              5,852           35,245
   Depreciation and amortization                 1,783         2,053           582                161            4,579
Operating income (loss)                         12,077         2,987         3,497             (6,013)          12,548



10.        PROPOSED MERGER

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

           As a result of the strategic repositioning of the Company as an IT solutions business, Metamor sold its staffing services business in 1998 and its project support and software solutions businesses in 1999. The operating results of these businesses (including prior periods) are reflected in the historical Consolidated Financial Statements as discontinued operations. Proceeds from those sales were used to pay down borrowings under the Company's senior credit facility.

           In December 1999, the Company completed the sale of 9.8 million shares of Xpedior Incorporated ("Xpedior"), its eBusiness solutions unit. Proceeds from the sale were used to repay intercompany borrowings between Xpedior and the Company and the remainder used for general corporate purposes of Xpedior.

           On March 21, 2000, the Company entered into an Agreement and Plan of Merger with PSINet Inc. ("PSI"), a provider of Internet and eCommerce solutions to businesses, and its wholly-owned subsidiary, PSINet Shelf IV Inc. Pursuant to the agreement, each share of Metamor common stock will be exchanged for 0.9 of a share of PSI common stock upon closing of the proposed merger. Completion of the transaction is subject to a number of conditions, including the approval of PSI and Metamor stockholders and certain regulatory approvals. PSI and Metamor each filed applicable notification and report forms with the Antitrust Division and the Federal Trade Commission on April 10, 2000, and were granted early termination of the waiting period on April 26, 2000.

           On May 15, 2000, the Company and PSI commenced mailing a joint proxy statement/prospectus to stockholders of record as of April 25, 2000. The special meetings of stockholders have been scheduled for June 15, 2000, and the merger is expected to be completed thereafter.

RESULTS OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 2000
              COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1999
                    (in thousands, except per share amounts)

                                                          2000                    1999
                                                      ------------           -------------
 Revenues                                             $   158,364             $   121,701
 Gross profit                                              61,509                  52,372
 Operating income (loss)                                  (12,974)                 12,548
 Income (loss) from continuing operations                  (5,737)                  4,564
 Net income (loss)                                         (5,737)                  9,214
 Earnings (loss) per share (diluted):
    Continuing operations                             $     (0.16)            $      0.14
    Discontinued operations                                     -                    0.14
                                                      ------------           -------------
    Net income (loss)                                 $     (0.16)            $      0.28
                                                      ============           =============


           REVENUES. Revenues for the current quarter increased 30 percent to $158.4 million, up from $121.7 million for the first quarter of 1999. The improvement reflected strong internal growth in the Company's eBusiness solutions unit, Xpedior, as well as the effects of acquisitions made since the first quarter of 1999. For the current quarter, Xpedior reported revenues of $51.0 million, or 32 percent of consolidated revenues. This reflected an internal growth rate of 64 percent over the first quarter of 1999 and a sequential growth rate of 26 percent over the fourth quarter of 1999.

           Excluding Xpedior, the Company's other units on a combined basis (collectively referred to as the "Core Business") generated revenues of $107.4 million for the current quarter, or 68 percent of consolidated revenues. Revenues for the current quarter approximated that reported for the fourth quarter of 1999 and were down from the first quarter of 1999, primarily as a result of system lockdowns related to customer focus on Y2K issues. Demand in the Core Business improved steadily over the course of the quarter and demand is expected to improve significantly over the remainder of 2000.

           GROSS PROFIT. Gross profit for the current quarter increased 17 percent to $61.5 million, primarily as a result of the 30 percent increase in revenues, partially offset by lower gross margins in the Core Business. Gross margin for the current quarter was 38.8 percent down from 43.0 percent for the first quarter of 1999. The decline in gross margin of the Core Business reflected lower utilization related to the effects of Y2K runoff and system lockdowns and to a change from a 40 to a 35-hour work week in France. The effects of the lower margin in the Core Business was partially offset by the higher gross margin in Xpedior, which was 47.8 percent, up from 42.2 percent in the same period of 1999. The higher margin of Xpedior reflects the high demand for Xpedior's services.

           OPERATING COSTS AND EXPENSES. Selling, general and administrative ("SG&A") expenses for the current quarter totaled $64.2 million, compared with $35.2 million for the three months ended March 31, 1999. The increase in SG&A expenses primarily related to (i) the effects of the acquisitions, (ii) internal growth of the operating companies post-acquisition, (iii) increased spending in Xpedior on sales, marketing, and recruiting to accommodate its high rate of growth, (iv) approximately $3.0 million in investments in the Core Business to enhance its sales and marketing infrastructure and drive higher revenue growth, (v) non-recurring legal expenses of $2.5 million related to the prosecution of claims against former principals and officers of an acquired business, and (vi) a $1.4 million non-cash stock compensation charge of Xpedior.

           Depreciation totaled $4.2 million and $2.1 million for the three months ended March 31, 2000 and 1999, respectively. The increase primarily related to the fixed assets of the businesses acquired and, to a lesser extent, capital expenditures. Amortization of $4.6 million and $2.5 million for the first three months of 2000 and 1999, respectively, related to amortization of intangible assets of the acquired businesses.

           OPERATING INCOME (LOSS). For the current quarter, the company generated an operating loss of $10.5 million, compared with operating income of $13.8 million for the first quarter of 1999. The operating loss related to the significant increase in SG&A expenses (described above), as well as higher depreciation and amortization.

           NON-OPERATING COSTS AND EXPENSES. Interest expense for the current quarter totaled $3.0 million, a slight reduction from the $3.1 million reported in the first quarter of 1999. Other income for the quarter totaled $3.4 million up from $0.5 million in the first quarter of 1999. The increase primarily related to interest income in Xpedior from its cash investments and a gain on the sale of marketable securities.

           PROVISION (BENEFIT) FOR INCOME TAXES. The provision (benefit) for income taxes for the current quarter was $(3.6) million (an effective tax rate of 38.6 percent), compared with $3.6 million (an effective tax rate of 43.8 percent) for 1999. The Company's effective tax rate includes the effects of state and foreign income taxes and the portion of goodwill not deductible for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's capital requirements have principally related to the acquisition of businesses, working capital needs and capital expenditures. These requirements have been met through a combination of bank debt, issuances of securities and internally generated funds.

           During the three months ended March 31, 2000, the Company made cash payments for acquisitions of $51.6 million. These payments were comprised of
(i) $26.2 million paid to sellers of businesses acquired in 2000 and (ii) $25.4 million of post-closing purchase consideration ("Earnouts") paid to sellers based on the post-acquisition increase in earnings before interest and taxes ("EBIT"), as defined. At March 31, 2000, the Company had accrued $36.3 million for Earnouts that were fixed and determinable. The remaining Earnouts are capped at $51.2 million and are tied to future operating performance. Based on current growth rates and operating trends, the Company estimates the remaining Earnouts will be approximately $11.0 million, the majority of which will be paid in the first half of 2001. The Company expects to fund the payment of the Earnouts out of cash flows from operating activities or borrowings under its Senior Credit Agreement.

           The Company has paid $3.6 million of the maximum $15 million Earnout on NDC Group, Inc. ("NDC") that is attributable to results for 1999. Accrual of the remaining $11.4 million will depend on the outcome of claims by the Company against certain former shareholders and officers of NDC. If paid, up to one-half of this obligation may be paid in common stock of the Company. The Company has also guaranteed the value of approximately 308,000 shares of Metamor common stock issued in connection with the acquisition of NDC. If the fair market value of these shares is less than $14.0 million based upon the average market price for the 20 trading days preceding April 16, 2000, it is obligated to pay the difference to the former NDC shareholders. Management expects that the settlement of this guarantee, if triggered, will be paid one-half in cash and one-half in Metamor common stock.

           Capital expenditures totaled $12.5 million and $11.0 million for the three months ended March 31, 2000 and 1999, respectively. The majority of these expenditures related to (i) the development of an integrated front and back office information system for the project support business, which was included with the sale of that business, (ii) computer equipment and software for technical consultants and (iii) furniture, fixtures and equipment related to business expansion.

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

           The Company had working capital of $142.7 million and $80.7 million at March 31, 2000 and 1999, respectively. The Company had cash and cash equivalents of $31.5 million and $31.0 million at March 31, 2000 and 1999, respectively. The Company's operating cash flows and working capital requirements are significantly affected by the timing of payroll and the receipt of payment from the customer. Generally, the Company pays its consultants semi-monthly and receives payments from customers on average within 30 to 80 days from the date of invoice. Cash flows used in operating activities were $4.4 million and $23.3 million for the three months ended March 31, 2000 and 1999, respectively.

           Under terms of the Company's Senior Credit Agreement, the Company may borrow under its revolving credit facility up to $80 million and has the ability to raise the commitment to $125 million under certain circumstances. Borrowings under the facility bear interest, at the Company's option, at LIBOR or the bank's base rate, plus the applicable margin. A fee of 0.25 percent is payable on the unused portion of the commitment. The Senior Credit Agreement contains certain covenants which, among other things, limit total debt to 4.5 times and senior debt to 2.0 times Pro Forma Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization of all acquired businesses for the preceding twelve-month period), limit the payment of dividends and require the maintenance of certain financial ratios.

           As of March 31, 2000, the Company had outstanding borrowings under the Senior Credit Agreement of $9.1 million and remaining availability (after deducting outstanding letters of credit of $3.2 million) of $67.7 million. The weighted average interest rate of the Company's outstanding borrowings under the Senior Credit Agreement was 8.47 percent at March 31, 2000.

           On August 15, 1997, the Company sold $230 million of 2.94 percent convertible subordinated notes due 2004. The notes were issued at an original price of 83.991 percent of the principal amount at maturity. The notes are convertible into common stock of the Company at a conversion rate of 23.7397 shares per $1,000 note. The notes are redeemable by the Company, in whole or in part, after August 18, 2000, at a redemption price equal to the original price of the note plus accrued original issue discount. Net proceeds of approximately $187.8 million from the sale of the notes were used to repay a portion of the indebtedness under the Senior Credit Agreement. At March 31, 2000, the face amount of the notes was $227 million, which reflected a repurchase of $3 million by the Company in 2000 and the carrying value of the notes was $199.4 million.

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

           In March 1999, the Company reinstated its stock repurchase program and thereafter repurchased approximately 0.4 million shares of common stock during 1999 at an average price per share of $14.46. Under terms of the program, the Company can expend an additional $26.0 million to repurchase shares or its convertible notes. In the current quarter, the Company repurchased $3 million of the convertible notes and none of its common stock in 2000.

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

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

           This Form 10-Q contains forward-looking statements and information that are based on management's beliefs, as well as assumptions made by, and information currently available to, management. All statements and information relating to the Company, other than statements of historical fact, are forward-looking statements. When used in this document, the words "believe," "anticipate," "will," "should," "would," "estimate," "project," "expect," and similar expressions, and the negative thereof, are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the economy, the degree and nature of competition, demand for the Company's services, and the Company's ability to acquire businesses that are accretive to earnings, to integrate the operations of acquired businesses, to recruit and place temporary professionals, to expand into new markets, to complete fixed price agreements in accordance with their terms and to maintain profit margins in the face of pricing pressures. In addition, important factors that could cause results to differ materially are set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           There have been no material changes in the applicable disclosures since those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                          PART II - OTHER INFORMATION

 ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K

                     (A)       EXHIBITS

                               2 Agreement and Plan of Merger dated as of March 21, 2000 among PSINet Inc., PSINet Shelf IV Inc. and Metamor Worldwide, Inc. (incorporated by reference from exhibit number 2.1 to the Company's Form 8-K Current Report dated March 21, 2000)

                               27   Financial Data Schedule

                     (B)       REPORTS ON FORM 8-K

                               A Form 8-K Current Report dated March 21, 2000 was filed with the Securities and Exchange Commission reporting that the Company had entered into an Agreement and Plan of Merger with PSINet Inc. and PSINet Shelf IV Inc.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       METAMOR WORLDWIDE, INC.
                                       (REGISTRANT)



Date:      May 12, 2000                By:  /s/ EDWARD L. PIERCE
                                            --------------------
                                            Edward L. Pierce
                                            Executive Vice President and Chief
                                            Financial Officer
                                            (Duly Authorized Officer)

Date:      May 12, 2000                By:  /s/ KEVIN P. COHN
                                            -----------------
                                            Kevin P. Cohn
                                            Vice President and
                                            Corporate Controller
                                            (Chief Accounting Officer)

                                 EXHIBIT INDEX


     EXHIBIT
     NUMBER          EXHIBIT DESCRIPTION
     -------         -------------------
       2 Agreement and Plan of Merger dated as of March 21, 2000 among PSINet Inc., PSINet Shelf IV Inc. and Metamor Worldwide, Inc. (incorporated by reference from exhibit number 2.1 to the Company's Form 8-K Current Report dated March 21, 2000)


      27         Financial Data Schedule